Form 10-Q
period 1996-06-30
ISOCOR
filed 1996-08-09
CIK 879283

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                         Commission File Number 333-606


                                    ISOCOR(R)
             (Exact name of Registrant as specified in its charter)



              California                                 95-4310259
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 3420 Ocean Park Blvd., Santa Monica, CA                        90405
(Address of principal executive offices)                     (Zip code)

        Registrant's telephone number including area code: (310) 581-8100


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     No  X(1)
                                       ---     ---

   8,763,782 Shares of Common Stock of the Registrant were outstanding as of
                                 June 30, 1996

(1)ISOCOR has been subject to such reporting requirements since the effective date of its Registration Statement on Form S-1 (March 13, 1996) and has filed all such reports since such effective date.

                                     ISOCOR
                               INDEX TO FORM 10-Q
                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                  Page
                                                                                  ----
Part I   Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheets at June 30, 1996
         and December 31, 1995..................................................   3

         Consolidated Statements of Operations for the three and six months
         ended June 30, 1996 and 1995...........................................   4

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 1996 and 1995....................................   5

         Notes to Consolidated Financial Statements.............................   6

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................   9

Part II. Other Information

         Item 2. Changes in Securities..........................................  13
         Item 5. Other Information..............................................  13
         Item 6. Exhibits and Reports on Form 8-K...............................  13

Signature.......................................................................  14

                         Part I - Financial Information

Item 1. Financial Statements

                                     ISOCOR
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                               June 30, 1996     December 31, 1995
                                                                              --------------     -----------------
                                                                                (unaudited)
                                                 ASSETS
Current assets
  Cash and cash equivalents                                                       $ 13,511        $  5,849
  Marketable securities                                                             12,518
  Trade accounts receivable
      Customer, net                                                                  7,497           7,336
      Related party                                                                    428             344
  Other current assets                                                               1,877           1,033
                                                                                  --------        --------

    Total current assets                                                            35,831          14,562

Investments, net                                                                      --               638
Property and equipment, net                                                          2,374           1,945
Other assets                                                                           329             368
                                                                                  --------        --------
      Total assets                                                                $ 38,534        $ 17,513
                                                                                  ========        ========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                $    521        $    571
  Other accrued expenses                                                             2,914           2,254
  Deferred revenues                                                                  1,927           1,440
  Product development obligation                                                       561             510
  Other current liabilities                                                             45              45
                                                                                  --------        --------
     Total current liabilities                                                       5,968           4,820

  Product development obligation                                                       157             315
  Other long term liabilities                                                          143             191
                                                                                  --------        --------
     Total liabilities                                                               6,268           5,326

Commitments

Shareholders' equity
  Redeemable convertible preferred stock, series A, (liquidation preference
   $4,688) authorized, issued and
    outstanding, 1,875,000 shares at December 31, 1995                                --             4,846
  Redeemable convertible preferred stock, series B,
   (liquidation preference $7,388) authorized 2,066,673 shares,
    issued and outstanding, 2,066,655 shares at December 31, 1995                     --             8,341
  Redeemable convertible preferred stock, series C,
   (liquidation preference $3,750) authorized 2,060,000 shares,
    issued and outstanding, 857,142 shares at December 31, 1995                       --             4,450
  Redeemable convertible preferred stock, series D,
   (liquidation preference $3,000) authorized 300,000 shares,
    issued and outstanding, 150,000 shares at December 31, 1995                       --               653
  Common stock, authorized 10,000,000 shares,
     issued and outstanding 8,763,782 and 1,186,967
     shares at June 30, 1996 and December  31, 1995                                 38,940             533
  Notes receivable                                                                     (26)            (45)
  Accumulated deficit                                                               (6,437)         (6,388)
  Deferred compensation                                                               (242)           (280)
  Foreign currency translation adjustment                                               31              77
                                                                                  --------        --------
    Total shareholders' equity                                                      32,266          12,187
                                                                                  --------        --------
      Total liabilities and shareholders' equity                                  $ 38,534        $ 17,513
                                                                                  ========        ========


        The accompanying notes are an integral part of these consolidated financial statements.

                                     ISOCOR
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                                                Three months ended June 30,        Six months ended June 30,
                                                             --------------------------------    ------------------------------
                                                                   1996            1995               1996            1995
                                                               --------------  --------------    --------------  --------------
Revenues:

  Products:
    Customer                                                      $  4,076        $  3,323           8,086           5,676
    Related parties                                                     45               0             430              11

  Services:
    Customer                                                           881             508           1,788             910
    Related parties                                                     23              12              50              22
                                                                  --------        --------        --------        --------

    Total revenues                                                   5,025           3,843          10,354           6,619

Cost of revenues:

  Products                                                             380             440             827             714
  Services                                                             433             278             923             502
                                                                  --------        --------        --------        --------

    Total cost of revenues                                             813             718           1,750           1,216
                                                                  --------        --------        --------        --------

Gross profit                                                         4,212           3,125           8,604           5,403
                                                                  --------        --------        --------        --------

Operating expenses:

  Engineering                                                        2,085           1,494           3,951           2,817
  Sales and marketing                                                2,123           1,324           4,006           2,592
  Administration                                                       530             335           1,025             663
  IDA grants                                                           (86)           (157)           (194)           (443)
                                                                  --------        --------        --------        --------
    Total operating expenses                                         4,652           2,996           8,788           5,629
                                                                  --------        --------        --------        --------

    Operating income (loss)                                           (440)            129            (184)           (226)
 (Income) loss from currency fluctuations                               52              --              70            (134)

  Interest expense (income)                                           (299)            (35)           (367)            (75)
                                                                  --------        --------        --------        --------

    Income (loss) before income taxes and minority interest           (193)            164             113             (17)
Provision for income taxes
                                                                        30             281             136             281
                                                                  --------        --------        --------        --------

    Income (loss) before minority interest                            (223)           (117)            (23)           (298)
                                                                  --------        --------        --------        --------

Minority interest                                                       26              --              26              --
                                                                  --------        --------        --------        --------

Net Income (loss)                                                    ($249)          ($117)           ($49)          ($298)
                                                                  ========        ========        ========        ========

Net income (loss) per share                                       $  (0.03)       $  (0.05)       $  (0.01)       $  (0.14)
                                                                  ========        ========        ========        ========

Shares used in per share calculation                                 8,747           2,175           5,705           2,175
                                                                  ========        ========        ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                     ISOCOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (dollars in thousands)

                                                                Six months ended June 30,
                                                                -------------------------
                                                                 1996             1995
                                                                 ----             ----
Cash flows from operating activities:
  Net loss                                                        ($49)          ($298)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
    Depreciation and amortization                                  509             333
    Amortization of deferred compensation                           37              --
    Deferred rent                                                  (11)             43
    Minority Interest                                               26              --
    (Increase) / decrease in:
      Accounts receivable                                         (290)           (865)
      Other current assets                                        (753)           (204)
      Other assets                                                 (20)            (65)
    Increase / (decrease) in:
      Accounts payable                                             (43)             47
      Other accrued expenses                                       689              92
      Deferred revenues                                            484             336
      Product development obligation                              (106)             --
      Long term liabilities                                        (61)             (7)
                                                              --------        --------

      Net cash provided (used) by operating activities             412            (588)
                                                              --------        --------

Cash flows from investing activities:
  Purchase of property and equipment                              (916)           (722)
  Purchase of marketable securities                            (12,518)             --
  Investments, at cost                                             547              --

                                                              --------        --------
      Net cash provided (used) by investing activities         (12,887)           (722)
                                                              --------        --------

Cash flows from financing activities:
  Proceeds from the sale of stock, net                          20,121              12

                                                              --------        --------
      Net cash provided by financing activities                 20,121              12
                                                              --------        --------

Effect of exchange rate changes on cash                             16            (183)
                                                              --------        --------

      Net  increase (decrease) in cash                           7,662          (1,481)

Cash and cash equivalents, beginning of year                     5,849           5,297
                                                              --------        --------

Cash and cash equivalents, end of year                        $ 13,511        $  3,816
                                                              ========        ========

Supplemental schedule of non-cash financing activities:
  Common stock issued to shareholders in exchange
  for notes receivable, net                                         --        $     11
                                                              ========        ========








        The accompanying notes are an integral part of these consolidated financial statements.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by ISOCOR (the "Company"), pursuant to the regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position at June 30, 1996 and the consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1996 and June 30, 1995. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The statements of operations and cash flows for the 1996 interim period are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Registration Statement No. 333-606 on Form S-1, as of December 31, 1995, as filed with the Securities and Exchange Commission on March 13, 1996. Unless otherwise indicated, all information herein has been restated to reflect the Company's 1 for 2.5 reverse stock split, which was effected on January 26, 1996.

Concentration of credit risk
At June 30, 1996 the Company had balances held in U.S. banks of approximately $11,773,000 which exceeded federally insured limits.

Marketable Securities
The Company invests excess cash in a diversified portfolio consisting of a variety of securities including commercial paper, corporate notes and U.S. Government Obligations all with maturities of one year or less. All of the Company's marketable securities have been classified as "available-for-sale" securities and are reported at fair value based on quoted market prices as required by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

Intangibles
In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed," it is the Company's policy to review and evaluate periodically whether there has been a permanent impairment in the value of intangibles and other long-lived assets. Factors considered in the valuation include current operating results, trends and anticipated undiscounted cash flows. The $355,000 intangible asset related to the 1995 acquisition of a sales and distribution company located in Europe is being amortized using the straight line method over an estimated useful life of five years and is included in "Other assets" in the accompanying consolidated financial statements as of June 30, 1996, net of accumulated amortization of $45,000.

2.   INITIAL PUBLIC OFFERING

On March 19, 1996 and March 25, 1996 the Company completed the public offering and sale of 2,000,000 and 300,000 shares respectively of its common stock at $9 per share resulting in net proceeds to the Company after offering costs, underwriting discounts and commissions of approximately $18,379,000. The Company's shares are traded on the Nasdaq National Market System under the symbol "ICOR."

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)


3.   MARKETABLE SECURITIES

Marketable securities at book value, which is equal to fair value, as of June 30, 1996 and December 31, 1995 were (dollars in thousands):

                                                                June 30, 1996           December 31, 1995
                                                                -------------           -----------------
Commercial paper...................................                    $1,119                         -
Corporate notes....................................                     7,405                         -
U.S. Government obligations........................                     3,994                         -
                                                                -------------           -----------------
                                                                      $12,518                         -
                                                                =============           =================


4.   ACCOUNTS RECEIVABLE

Customer trade accounts receivable, net of allowances as of June 30, 1996 and December 31, 1995 were (dollars in thousands):

                                                                June 30, 1996           December 31, 1995
                                                                -------------           -----------------
Accounts receivable................................                    $8,590                    $7,900
Less: Allowance for doubtful accounts, returns and
price protection...................................                    (1,093)                     (564)
                                                                -------------           ---------------
                                                                       $7,497                    $7,336
                                                                =============           ===============


5.   OTHER ACCRUED EXPENSES

Other accrued expenses include (dollars in thousands):

                                                              June 30, 1996           December 31, 1995
                                                              -------------           -----------------
Salaries and related expenses......................                     $679                       $698
Royalties..........................................                      495                        336
Commissions........................................                      284                        455
Travel.............................................                      312                         83
Other..............................................                    1,144                        682
                                                              --------------           ----------------
                                                                      $2,914                     $2,254
                                                              ==============           ================

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)


6.   INCOME TAXES
The source of income (loss) before income taxes for the three and six months ended June 30, 1996 and 1995 is as follows (dollars in thousands):

                            Three months         Three months          Six months           Six months
                               ended                ended                ended                ended
                           June 30, 1996        June 30, 1995        June 30, 1996        June 30, 1995
                           -------------        -------------        -------------        -------------
United States...........        $(477)              $(226)            $ (968)                 $(620)
Foreign.................          284                 390              1,081                    603
                                -----               -----             ------                  -----
Income (loss) before
income taxes and
minority interest               $(193)              $ 164             $  113                  $ (17)
                                =====               =====             ======                  =====

On an interim basis, the Company provides for income taxes using its estimated effective tax rate for the year for foreign and domestic source income. As of June 30, 1996, no net operating loss carryforwards remain in foreign jurisdictions. The taxes provided relate primarily to foreign source income.

7.   PER SHARE INFORMATION

Net income (loss) per common share is computed using the weighted average number of shares of Common Stock and common equivalent shares outstanding. Common equivalent shares related to stock options, warrants and Preferred Stock are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares, issued at prices below the anticipated public offering price during the 12 months immediately preceding the initial filing date have been included in the calculations as if they were outstanding for the 1995 periods presented, using the treasury stock method.

8.   RELATED PARTY TRANSACTIONS

Included in revenues for the three months ended June 30, 1996 and 1995 was approximately $6,000 and $5,000 respectively relating to software maintenance agreements with an affiliate of a shareholder. Revenues from this same affiliate for the six months ended June 30, 1996 and 1995 was approximately $266,000 and $26,000 respectively. Included in Accounts Receivable as of June 30, 1996 was $428,000 relating to this affiliate.

Included in revenues for the three months ended June 30, 1996 and 1995 was approximately $62,000 and $7,000 respectively, relating to software license and maintenance agreements with a shareholder. Revenues from this shareholder for the six months ended June 30, 1996 and 1995 was approximately $214,000 and $7,000 respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion contains forward-looking statements. The Company wishes to alert readers that the factors set forth in the section entitled "Risk Factors" in the Company's Prospectus dated March 14, 1996, which was filed with the U.S. Securities and Exchange Commission in connection with its Registration Statement on Form S-1 (No. 333-606) on March 13, 1996 could in the future affect, and in the past have affected, the Company's results. The Company's results for future quarters could differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         Revenues. Total revenues were $5,025,000 and $3,843,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase in 1996 of 31% over the same period one year ago. Revenues from international sources accounted for approximately 73% and 89% of total revenues in the three months ended June 30, 1996 and 1995, respectively. This decrease in the percentage of international revenues is due to increased growth in the domestic marketplace in the 1996 period as a result of the Company's focus in that marketplace, and the impact of a single sale in Asia in excess of $1.3 million during the three months ended June 30, 1995. The Company's European revenues accounted for 85% and 52% of the Company's international revenues in the three months ended June 30, 1996, and 1995 respectively. This decrease was primarily due to the previously mentioned single sale in Asia during 1995.

         Product revenues were $4,121,000 and $3,323,000 for the three months ended June 30, 1996 and 1995, respectively. The 24% increase from 1995 to 1996 was mainly due to increased volumes of the Company's products sold.

         Service revenues were $904,000 and $520,000 for the three months ended June 30, 1996 and 1995, respectively. The 74% increase from 1995 to 1996 resulted primarily from increased volumes of custom engineering and training, and increased software support and update service fees relating to the Company's increased product sales.

         Cost of Revenues. Cost of product revenues consists primarily of third party royalties relating to licensed technology, costs of media duplication, manuals and packaging materials. The decrease in cost of product revenues as a percent of product revenues between the three months ended June 30, 1996 and the same period of 1995, was primarily the result of the continuing shift in sales toward products with higher margins due to decreasing reliance upon technology owned by third parties and thus, lower royalties paid to third parties.

         Cost of service revenues consists primarily of personnel-related costs of providing software support and update, training and installation, and custom engineering services. The slight decrease in cost of service revenues as a percentage of service revenues between the three months ended June 30, 1996 and the same period of 1995, resulted from faster growth in the level of support and update services occurring in the Company's European facilities where labor costs are lower, than in the same services occurring in the Company's United States facilities.

         Gross Profit Gross profit was $4,212,000 and $3,125,000 for the three months ended June 30 1996 and 1995, respectively, representing 83.8% and 81.3% of revenues for those same periods, respectively.

         Gross profit from product sales was $3,741,000 and $2,883,000 for the three months ended June 30 1996 and 1995, respectively, representing 90.8% and 86.8% of product sales for those same periods, respectively.

         Gross profit from services was $471,000 and $242,000 the three months ended June 30 1996 and 1995, representing 52.1% and 46.5% of services revenues for those same periods, respectively.

         Engineering Engineering expenses were $2,085,000 and $1,494,000 for the three months ended June 30, 1996 and 1995, respectively, representing 41.5% and 38.9% of revenues for those same periods, respectively. The increases in engineering expenses resulted principally from increased levels of engineering personnel from 91 at June 30, 1995 to 126 at June 30, 1996.

         Sales and Marketing. Sales and marketing expenses were $2,123,000 and $1,324,000 for the three months ended June 30, 1996 and 1995, respectively, representing 42.2% and 34.4% of revenues for those same periods, respectively. The increase resulted primarily from growth in the Company's sales and support organizations where headcount increased from 41 to 60.

         Administration. Administration expenses were $530,000 and $335,000 for the three months ended June 30, 1996 and 1995, respectively, representing 10.5% and 8.7% of revenues for those same periods, respectively. The increase resulted from the hiring of additional personnel in connection with continued growth in the Company's business, and the costs associated with being a public company.

         Agency Grants. Agency grants are received from the Industrial Development Authority of Ireland under an incentive program designed to induce organizations to locate and conduct business in Ireland, and are based predominately upon the number of new jobs created by the Company in Ireland. The Company expects that this number will fluctuate on a quarterly basis. The amount of grants in any given period will therefore vary based upon the number of jobs created and the timing of receipt of grant aid payments.

         (Income) loss from currency fluctuations. Loss from currency fluctuations was $52,000 and virtually zero for the three months ending June 30, 1996 and 1995, respectively. The fluctuation during these periods primarily result from changes in foreign currency exchange rates.

         Income Tax Provision. The income tax provision was $30,000 on a pre-tax loss of $193,000 for the three months ended June 30, 1996, which resulted from taxes on the Company's profitable foreign operations. For the three months ended June 30, 1995, income tax of $281,000 related to taxes withheld by a foreign government in connection with a single large sale in Asia made from the United States.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Revenues. Total revenues were $10,354,000 and $6,619,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase in 1996 of 56.4% over the same period one year ago. Revenues from international sources accounted for approximately 73% and 83% of total revenues in the six months ended June 30, 1996 and 1995, respectively. This decrease in the percentage of international revenues is primarily due to increased growth in the domestic marketplace as a result of the Company's focus in that marketplace, and the impact of a single sale in Asia in excess of $1.3 million during the six months ended June 30, 1995. The Company's European revenues accounted for 84.5% and 57.9% of the Company's international revenues in the six months ended June 30, 1996, and 1995 respectively. This decrease was primarily due to the previously mentioned single sale in Asia during 1995.

         Product revenues were $8,516,000 and $5,687,000 for the six months ended June 30, 1996 and 1995, respectively. The 49.7% increase from 1995 to 1996 was mainly due to increased volumes of the Company's products sold.

         Service revenues were $1,838,000 and $932,000 for the six months ended June 30, 1996 and 1995, respectively. The 97.2% increase from 1995 to 1996 resulted primarily from increased volumes of custom engineering, and increased software support and update service fees relating to the Company's increased product sales.

         Cost of Revenues. Cost of product revenues consists primarily of third party royalties relating to licensed technology, costs of media duplication, manuals and packaging materials and cost of warranty. The decrease in cost of product revenues as a percent of product revenues between the six months ended June 30, 1996 and the same period of 1995, was primarily the result of the continuing shift in sales toward products with higher margins due to decreasing reliance upon technology owned by third parties and thus, lower royalties paid to third parties, partially offset by an increase in the cost of providing warranty on product sales, due mainly to the larger volume of high-end ADMD product sales which carry a longer warranty.

         Cost of service revenues consists primarily of personnel-related costs of providing software support and update, training and installation, and custom engineering services. The slight decrease in cost of service revenues, as a percent of service revenues between the six months ended June 30, 1996 and the same period of 1995, resulted from faster growth in the level of support and update services occurring in the Company's European facilities where labor costs are lower, than in the same services occurring in the Company's United States facilities.

         Gross Profit Gross profit was $8,604,000 and $5,403,000 for the six months ended June 30 1996 and 1995, respectively, representing 83.1% and 81.6% of revenues for those same periods, respectively.

         Gross profit from product sales was $7,689,000 and $4,973,000 for the six months ended June 30 1996 and 1995, respectively, representing 90.3% and 87.4% of product sales for those same periods, respectively.

         Gross profit from services was $915,000 and $430,000 the six months ended June 30 1996 and 1995, representing 49.8% and 46.1% of services revenues for those same periods, respectively.

         Engineering Engineering expenses were $3,951,000 and $2,817,000 for the six months ended June 30, 1996 and 1995, respectively, representing 38.2% and 42.6% of revenues for those same periods, respectively. The increase in engineering expenses resulted principally from increased levels of engineering personnel from an average of 84 for the six months ended June 30, 1995 to an average of 115 for the six months ended June 30, 1996.

         Sales and Marketing. Sales and marketing expenses were $4,006,000 and $2,592,000 for the six months ended June 30, 1996 and 1995, respectively, representing 38.7% and 39.2% of revenues of those same periods, respectively. The increase resulted primarily from growth in the Company's sales and support organizations where headcount increased from an average of 36 for the six months ended June 30, 1995 to an average of 55 for the six months ended June 30, 1996

         Administration. Administration expenses were $1,025,000 and $663,000 for the six months ended June 30, 1996 and 1995, respectively, representing approximately 10% of revenues for each of those periods, respectively. The increase resulted from the hiring of additional personnel in connection with continued growth in the Company's business, and the costs associated with being a public company.

         Agency Grants. Agency grants are received from the Industrial Development Authority of Ireland under an incentive program designed to induce organizations to locate and conduct business in Ireland, and based predominately upon the number of new jobs created by the Company in Ireland. The Company expects that this number will fluctuate on a quarterly basis. The amount of grants in any given period will therefore vary based upon the number of jobs created and the timing of receipt of grant aid payments.

         (Income) loss from currency fluctuations. (Income) loss from currency fluctuations was $70,000 and $(134,000) for the six months ended June 30, 1996 and 1995, respectively. The fluctuation during these periods primarily result from changes in foreign currency exchange rates.

         Income Tax Provision. The income tax provision was $136,000 on a pre-tax profit of $113,000 for the six months ended June 30, 1996, which resulted from taxes on the Company's profitable foreign operations. For the six months ended June 30, 1995, income tax of $281,000 related to taxes withheld by a foreign government in connection with a single large sale in Asia made from the United States.


LIQUIDITY AND CAPITAL RESOURCES

         During March, 1996 the Company completed a public offering and sale of 2,300,000 shares (including the over-allotment) of its Common Stock at $9 per share, resulting in net proceeds to the Company after offering costs of approximately $18,379,000. The Company received an additional $1,500,000 from Intel and an additional $288,000 from Thomson-CSF Ventures as a result of the issuance of 166,667 and 39,942 shares of common stock, respectively.

         As of June 30, 1996, total accounts receivable, net were $7,925,000 versus $7,680,000 at December 31, 1995. The Company typically generates a large percentage of its quarterly revenue during the last few weeks of the quarter, which when coupled with payment terms in excess of 90 days on some of the larger sales, has given rise to an increase in the accounts receivable balance at June 30, 1996. The Company expects that certain of the Company's larger sales will continue to have longer payment terms, thus slowing the cash flow cycle. The Company does not believe these longer payment terms are likely to have a material adverse effect on the collectibility of the related receivables.

         As of June 30, 1996, the Company had a balance of approximately $13,511,000 in cash and cash equivalents, and a balance of $12,518,000 in marketable securities. The Company believes that its existing capital resources will be adequate to finance the Company's operations and capital expenditures through at least the end of 1997.

PART II Other Information

Item 2 - Changes in Securities
         See Part II, Item 2 of Registrant's Report on Form 10-Q as filed with the Securities and Exchange Commission on May 4, 1996.

Item 5. - Other Information

         James F. Jordan, a member of the Board of Directors of the Company, resigned his position as a director in April 1996, for personal business reasons.

         On June 5, 1996 the Company filed a Registration Statement on Form S-8 to register a total of 2,121,270 shares of Common Stock under the 1996 Director's Stock Option Plan, the 1996 Employee Stock Purchase Plan and the 1992 Stock Option Plan.

Item 6. - Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

         4.1 - Amended and Restated Articles of Incorporation of the Company dated March 14th, 1996 (previously filed as an exhibit to the Company's Registration Statement No. 333-05275 on Form S-8 and incorporated here by reference).
         4.2 - Amended and Restated Bylaws of the Company dated January 19, 1996 (previously filed as an exhibit to the Company's Registration Statement No. 333-05275 on Form S-8 and incorporated here by reference).
         4.3 - The Company's 1992 Stock Option Plan, as amended (previously filed as an exhibit to the Company's Registration Statement No. 333-606 on Form S-1 and incorporated here by reference).
         4.4 - The Company's 1996 Employee Stock Purchase Plan (previously filed as an exhibit to the Company's Registration Statement No. 333-606 on Form S-1 and incorporated here by reference).
         4.5 - The Company's 1996 Director's Stock Option Plan (previously filed as an exhibit to the Company's Registration Statement No. 333-606 on Form S-1 and incorporated here by reference).
         11.1- Statement of Computation Shares Used in Per Share Computation. 27.1- Financial Data Schedule.

     (b) No reports on Form 8-K have been filed during the quarter for which this report has been filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10Q to be signed on its behalf by Janine M. Bushman, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                        ISOCOR


Date: August 8, 1996                   By: /s/  Janine M. Bushman
                                           -------------------------------
                                           Janine M. Bushman, Vice President,
                                           Finance and Administration, and Chief
                                           Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number                               Exhibits                               Page

11.1  Statement of Computation Shares Used in Per Share Computation.........  1
27.1  Financial Data Schedule...............................................  2