Form 10-Q
period 1996-09-30
ISOCOR
filed 1996-11-12
CIK 879283

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549



                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from        to
                        Commission File Number 000-27900


                                   ISOCOR(R)
             (Exact name of Registrant as specified in its charter)


              California                                95-4310259
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

3420 Ocean Park Blvd., Santa Monica, CA                    90405
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

                                  Yes  X      No
                                     -----      -----

                9,296,708 Shares of Common Stock of the Registrant
                    were outstanding as of September 30, 1996

                                     ISOCOR
                               INDEX TO FORM 10-Q
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                                Page
                                                                                                ----
Part I   Financial Information

    Item 1. Financial Statements

         Consolidated Balance Sheets at September 30, 1996
         and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Consolidated Statements of Operations for the three and nine months
         ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .   4

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .   5

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .   6

    Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

Part II. Other Information

    Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .   15
    Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   15

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

                         Part I - Financial Information

Item 1.  Financial Statements

                                     ISOCOR
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                              September 30,      December 31,
                                                                                  1996               1995
                                                                              -------------      ------------
                                                  ASSETS
Current assets
  Cash and cash equivalents                                                      $13,317            $ 5,880
  Marketable securities                                                           12,475
  Trade accounts receivable
      Customer, net                                                                9,634              8,201
      Related party                                                                  221                344
  Other current assets                                                             1,865              1,629
                                                                                 -------            -------
    Total current assets                                                          37,512             16,054

Investments, net                                                                       -                638
Property and equipment, net                                                        2,948              2,434
Other assets                                                                         306                368
                                                                                 -------            -------
      Total assets                                                               $40,766            $19,494
                                                                                 =======            =======

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                               $   769            $ 1,051
  Other accrued expenses                                                           3,677              3,114
  Deferred revenues                                                                2,252              1,440
  Product development obligation                                                     531                510
  Other current liabilities                                                          348                286
                                                                                 -------            -------
     Total current liabilities                                                     7,577              6,401

  Product development obligation                                                      78                315
  Other long term liabilities                                                        191                291
                                                                                 -------            -------
     Total liabilities                                                             7,846              7,007

Commitments

Shareholders' equity
  Redeemable convertible preferred stock, series A,
   (liquidation preference $4,688) authorized, issued and
   outstanding, 1,875,000 shares at December 31, 1995                                  -              4,846
  Redeemable convertible preferred stock, series B,
   (liquidation preference $7,388) authorized 2,066,673 shares,
   issued and outstanding, 2,066,655 shares at December 31, 1995                       -              8,341
  Redeemable convertible preferred stock, series C,
   (liquidation preference $3,750) authorized 2,060,000 shares,
   issued and outstanding, 857,142 shares at December 31, 1995                         -              4,450
  Redeemable convertible preferred stock, series D,
   (liquidation preference $3,000) authorized 300,000 shares,
   issued and outstanding, 150,000 shares at December 31, 1995                         -                653
  Common stock, authorized 10,000,000 shares,
   issued and outstanding 9,296,708 and 1,661,967
   shares at September 30, 1996 and December  31, 1995                            39,034                601
  Notes receivable                                                                   (26)               (45)
  Accumulated deficit                                                             (5,889)            (6,163)
  Deferred compensation                                                             (224)              (280)
  Foreign currency translation adjustment                                             25                 84
                                                                                 -------            -------
    Total shareholders' equity                                                    32,920             12,487
                                                                                 -------            -------
      Total liabilities and shareholders' equity                                 $40,766            $19,494
                                                                                 =======            =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                     ISOCOR
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three months ended    Nine months ended
                                                       September 30,        September 30,
                                                    ------------------    -----------------
                                                     1996        1995       1996      1995
                                                    ------      ------    -------   -------
Revenues:
  Products:
    Customer                                        $5,185      $4,133     $15,310   $11,642
    Related parties                                     28         120         459       131
  Services:
    Customer                                         1,175         893       3,545     1,852
    Related parties                                     25          17          74        39
                                                    ------      ------     -------   -------
    Total revenues                                   6,413       5,163      19,388    13,664

Cost of revenues:
  Products                                             517         563       2,066     1,814
  Services                                             601         416       1,757       938
                                                    ------      ------     -------   -------
    Total cost of revenues                           1,118         979       3,823     2,752
                                                    ------      ------     -------   -------
Gross profit                                         5,295       4,184      15,565    10,912
                                                    ------      ------     -------   -------
Operating expenses:
  Engineering                                        2,318       2,028       6,689     5,508
  Sales and marketing                                2,261       1,818       7,167     4,986
  Administration                                       634         487       1,889     1,444
  Agency grants                                       (117)       (208)       (373)     (694)
                                                    ------      ------     -------   -------
    Total operating expenses                         5,096       4,125      15,372    11,244
                                                    ------      ------     -------   -------
    Operating income (loss)                            199          59         193      (332)
  Acquisition costs                                    182                     182
  (Income) loss from currency fluctuations             (15)         62          49       (72)
  Interest income                                     (326)        (31)       (687)     (105)
                                                    ------      ------     -------   -------
    Income (loss) before income taxes and
      minority interest                                358          28         649      (155)
Provision for income taxes                              95         (45)        375       131
                                                    ------      ------     -------   -------
    Income (loss) before minority interest             263          73         274      (286)
                                                    ------      ------     -------   -------
Minority interest                                      (26)         --          --        --
                                                    ------      ------     -------   -------
Net income (loss)                                   $  289      $   73    $    274   $  (286)
                                                    ======      ======    ========   =======
Net income (loss) per share                         $ 0.03      $ 0.01    $   0.03   $ (0.11)
                                                    ======      ======    ========   =======
Shares used in per share calculation                10,452       7,318       7,947     2,650
                                                    ======      ======    ========   =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                     ISOCOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                           1996            1995
                                                                         --------         -------
Cash flows from operating activities:
  Net income (loss)                                                      $    274         $  (286)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
    Depreciation and amortization                                             975             803
    Amortization of deferred compensation                                      56               -
    Deferred rent                                                             (16)             52
    (Increase)/decrease in:
      Accounts receivable                                                  (1,308)         (1,460)
      Other current assets                                                   (157)           (587)
      Other assets                                                            (15)            (60)
    Increase/(decrease) in:
      Accounts payable                                                       (286)            (48)
      Other accrued expenses                                                  635            (230)
      Deferred revenues                                                       806             462
      Other current liabilities                                                94             280
      Product development obligation                                         (216)              0
      Long term liabilities                                                   (78)            (26)
                                                                         --------         -------
      Net cash provided (used) by operating activities                        764          (1,100)
                                                                         --------         -------
Cash flows from investing activities:
  Purchase of property and equipment                                       (1,458)         (1,413)
  Purchase of marketable securities                                       (12,474)              -
  Sale of minority interest in non-consolidated subsidiary                    547               -
                                                                         --------         -------
      Net cash provided (used) by investing activities                    (13,385)         (1,413)
                                                                         --------         -------
Cash flows from financing activities:
  Proceeds from the sale of stock, net                                     20,153              13
                                                                         --------         -------
      Net cash provided by financing activities                            20,153              13
                                                                         --------         -------
Effect of exchange rate changes on cash                                       (95)           (229)
                                                                         --------         -------
      Net increase (decrease) in cash                                       7,437          (2,729)

Cash and cash equivalents, beginning of year                                5,880           5,281
                                                                         --------         -------
Cash and cash equivalents, end of period                                 $ 13,317         $ 2,552
                                                                         ========         =======
Supplemental schedule of non-cash financing activities:
  Common stock issued to shareholders in exchange
   for notes receivable, net                                                    -         $    11
                                                                         ========         =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by ISOCOR (the "Company"), pursuant to the regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position at September 30, 1996 and the consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1996 and September 30, 1995. These interim statements do not include all of the disclosures required by generally accepted accounting principles for annual statements.

The statements of operations and cash flows for the 1996 interim periods are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Registration Statement No. 333-606 on Form S-1, as of December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996. Unless otherwise indicated, all information herein has been restated to reflect the Company's 1 for 2.5 reverse stock split, which was effected on January 26, 1996.

Concentration of credit risk

At September 30, 1996 the Company had balances held in U.S. banks of approximately $11,377,000 which exceeded federally insured limits.

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

Intangibles

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed," it is the Company's policy to review and evaluate periodically whether there has been a permanent impairment in the value of intangibles and other long-lived assets. Factors considered in the valuation include current operating results, trends and anticipated undiscounted cash flows. The intangible asset related to the 1995 acquisition of a sales and distribution company located in Europe is being amortized using the straight line method over an estimated useful life of five years and is included in "Other assets" in the accompanying consolidated financial statements as of September 30, 1996, net of accumulated amortization of $61,000.

2.  INITIAL PUBLIC OFFERING

In March, 1996 the Company completed the public offering and sale of 2,300,000 shares of its common stock at $9 per share resulting in net proceeds to the Company after offering costs, underwriting discounts and commissions of approximately $18,379,000. The Company's shares are traded on the Nasdaq National Market System under the symbol "ICOR."

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

3.  ACQUISITION

Pursuant to the Stock Purchase Agreement dated August 29, 1996 by and among ISOCOR B.V., a wholly owned subsidiary of the Company, NetCS Informationstechnik GmbH, a corporation organized under the laws of the Federal Republic of Germany ("NetCS") and the stockholders of NetCS, (the "Purchase Agreement"), the Company acquired (the "Acquisition") all of the outstanding quota interests (shares) in NetCS in exchange for an aggregate of 475,000 shares of its Common Stock. NetCS is a distributor, integrator and developer of communication software products for the UNIX arena. NetCS has particular expertise in the area of ISDN and Internet based communications subsystems including Internet extensions to wireless messaging systems. As a result of the Acquisition, NetCS has become a wholly owned subsidiary of ISOCOR B.V. and, in turn, the Company.

The Acquisition has been accounted for under "pooling of interests" accounting treatment, and therefore, as required by Accounting Principles Board Statement No. 16, all financial statements herein have been restated as though the Acquisition had been effected for all periods presented. Therefore the Consolidated Statements of Operations in this filing include the operations of NetCS for the three and nine months ended September 30, 1995 and 1996 and the Consolidated Balance Sheets as of December 31, 1995 and September 30, 1996 include the financial position of NetCS at those respective dates. A reconciliation of the Company's previously reported revenue and earnings to those earnings shown in this filing is provided below.

                                                                        (dollars in thousands)
                                                                     Revenues          Earnings (Loss)
                                                                     --------          ---------------
 1995
 ----
 ISOCOR only, six months ended June 30, 1995                          $ 6,619               $(298)

 NetCS only, six months ended June 30, 1995                             1,882                 (61)
                                                                      -------               -----
 Combined company six months ended June 30, 1995                      $ 8,501               $(359)

 Combined company three months ended September 30, 1995                 5,163                  73
                                                                      -------               -----
 Combined company nine months ended September 30, 1995                $13,664               $(286)
                                                                      =======               =====

 1996
 ----
 ISOCOR only, six months ended June 30, 1996                          $10,354               $ (49)

 NetCS only, six months ended June 30, 1996                             2,621                  34
                                                                      -------               -----
 Combined company six months ended June 30, 1996                      $12,975               $ (15)

 Combined company three months ended September 30, 1996                 6,413                 289
                                                                      -------               -----
 Combined company nine months ended September 30, 1996                $19,388               $ 274
                                                                      =======               =====

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

4.  MARKETABLE SECURITIES

Marketable securities at book value, which approximates fair value, as of September 30, 1996 were (dollars in thousands):

                                                          September 30, 1996
                                                          ------------------
 Commercial paper  . . . . . . . . . . . . . . . .              $ 2,102
 Corporate notes . . . . . . . . . . . . . . . . .                6,021
 Foreign Government obligations  . . . . . . . . .                1,356
 U.S. Government obligations . . . . . . . . . . .                2,996
                                                                -------
                                                                $12,475
                                                                =======


5.  ACCOUNTS RECEIVABLE

Customer trade accounts receivable, net of allowances as of September 30, 1996 and December 31, 1995 were (dollars in thousands):


                                                         September 30, 1996       December 31, 1995
                                                         ------------------       -----------------
 Accounts receivable . . . . . . . . . . . . . . .             $10,803                   $8,787
 Less: Allowance for doubtful accounts, returns
  and price protection . . . . . . . . . . . . . .              (1,169)                    (586)
                                                               -------                   ------
                                                               $ 9,634                   $8,201
                                                               =======                   ======


6.  OTHER ACCRUED EXPENSES

Other accrued expenses include (dollars in thousands):

                                                          September 30, 1996         December 31, 1995
                                                          ------------------         -----------------
 Salaries and related expenses . . . . . . . . . .               $1,037                   $  819
 Royalties . . . . . . . . . . . . . . . . . . . .                  571                      336
 Commissions . . . . . . . . . . . . . . . . . . .                  293                      455
 Corporate and Sales Taxes . . . . . . . . . . . .                  464                      714
 Other . . . . . . . . . . . . . . . . . . . . . .                1,312                      790
                                                                 ------                   ------
                                                                 $3,677                   $3,114
                                                                 ======                   ======

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

7.  INCOME TAXES

The source of income (loss) before income taxes for the three and nine months ended September 30, 1996 and 1995 is as follows (dollars in thousands):

                           Three months        Three months         Nine months         Nine months
                              ended               ended                ended               ended
                          September 30,        September 30,       September 30,       September 30,
                               1996                1995                 1996                1995
                          -------------        -------------       -------------       -------------
 United States                $(420)               $(568)            $(1,389)            $(1,189)
 Foreign                        778                  596               2,038               1,034
                              -----                -----             -------             -------
 Income (loss) before
  income taxes and
  minority interest           $ 358                $  28             $   649             $  (155)
                              =====                =====             =======             =======


On an interim basis, the Company provides for income taxes using its estimated effective tax rate for the year for foreign and domestic source income. As of September 30, 1996, no net operating loss carryforwards remain in foreign jurisdictions. The taxes provided relate primarily to foreign source income.

8.  PER SHARE INFORMATION

Net income (loss) per common share is computed using the weighted average number of shares of Common Stock and common equivalent shares outstanding. Common equivalent shares related to stock options, warrants and Preferred Stock are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares, issued at prices below the public offering price during the 12 months immediately preceding the initial filing date have been included in the calculations as if they were outstanding for the 1995 periods presented, using the treasury stock method.

All of the 475,000 common shares of the company issued to effect the business combination with NetCS have been treated as outstanding for all periods presented for the computation of the weighted average number of shares outstanding as required for "pooling of interests" accounting treatment.

9.  RELATED PARTY TRANSACTIONS

Included in revenues for the three months ended September 30, 1996 and 1995 was approximately $26,000 and $129,000 respectively relating to product sales and software maintenance agreements with an affiliate of a shareholder. Revenues from this same affiliate for the nine months ended September 30, 1996 and 1995 were approximately $292,000 and $155,000 respectively. Included in Accounts Receivable as of September 30, 1996 was $149,000 relating to this affiliate.

Included in revenues for the three months ended September 30, 1996 and 1995 was approximately $27,000 and $8,000 respectively, relating to software license and maintenance agreements with a shareholder. Revenues from this shareholder for the nine months ended September 30, 1996 and 1995 were approximately $241,000 and $15,000 respectively. Included in Accounts Receivable as of September 30, 1996 was $72,000 relating to this affiliate.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Revenues. Total revenues were $6,413,000 and $5,163,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase in 1996 of 24% over the same period one year ago. Revenues from domestic sources accounted for approximately 27% and 22% of total revenues in the three months ended September 30, 1996 and 1995, respectively. This increase in the percentage of revenues from domestic sources is due to an increased Company focus on that marketplace, and a single large sale to a customer in the telecommunications industry for in excess of $650,000 during
the three months ended September 30, 1996.   The Company's European revenues
accounted for 94% and 89% of the Company's international revenues in the three months ended September 30, 1996, and 1995 respectively.

         Product revenues were $5,213,000 and $4,253,000 for the three months ended September 30, 1996 and 1995, respectively. The 23% increase from 1995 to 1996 was mainly due to increased volumes of the Company's products sold.

         Service revenues were $1,200,000 and $910,000 for the three months ended September 30, 1996 and 1995, respectively. The 32% increase from 1995 to 1996 resulted primarily from increased volumes of training and installation, and increased software support and update service fees both increases relating to the Company's increased product sales.

         Cost of Revenues. Cost of product revenues consists primarily of hardware purchased from third party vendors, costs of media duplication, manuals and packaging materials, and third party royalties relating to licensed technology. The decrease in cost of product revenues as a percent of product revenues between the three months ended September 30, 1996 and the same period of 1995, was primarily due to the continuing shift in sales toward products containing little or no technology owned by third parties, resulting in lower royalties paid.

         Cost of service revenues consists primarily of personnel-related costs of providing software support and update, training and installation, and custom engineering services. The increase in cost of service revenues as a percentage of service revenues between the three months ended September 30, 1996 and the same period of 1995, resulted primarily from custom localization work performed by subcontractors in the 1996 quarter.

         Gross Profit. Gross profit was $5,295,000 and $4,184,000 for the three months ended September 30, 1996 and 1995, respectively, representing 82.6% and 81.0% of revenues for those same periods, respectively.

         Gross profit from product sales was $4,696,000 and $3,690,000 for the three months ended September 30, 1996 and 1995, respectively, representing 90.1% and 86.8% of product sales for those same periods, respectively.

         Gross profit from services was $599,000 and $494,000 the three months ended September 30, 1996 and 1995, representing 49.9% and 54.3% of services revenues for those same periods, respectively.

         Engineering. Engineering expenses were $2,318,000 and $2,028,000 for the three months ended September 30, 1996 and 1995, respectively, representing 36.1% and 39.3% of revenues for those same periods, respectively. The absolute increase in engineering expenses resulted principally from labor related expenses arising from increased numbers of engineering personnel, which grew from 108 at September 30, 1995 to 148 at September 30, 1996.

         Sales and Marketing. Sales and marketing expenses were $2,261,000 and $1,818,000 for the three months ended September 30, 1996 and 1995, respectively, representing 35.3% and 35.2% of revenues for those same periods, respectively. The absolute increase in sales and marketing expenses resulted principally from labor related expenses arising from increased levels of personnel.

         Administration. Administration expenses were $634,000 and $487,000 for the three months ended September 30, 1996 and 1995, respectively, representing 9.9% and 9.4% of revenues for those same periods, respectively. The absolute increase resulted from the hiring of additional personnel in connection with continued growth in the Company's business, and the costs associated with being a public company.

         Agency Grants. Agency grants have been received from two sources. Under an incentive program designed to induce organizations to locate and conduct business in Ireland, the Industrial Development Authority of Ireland makes grants that are based predominately upon the number of new jobs created by the Company there. The amount of grants in any given period will therefore vary based upon the number of jobs created and the timing of receipt of grant aid payments and will continue to fluctuate on a quarterly basis. The Economic and Technological Finance Authority - Berlin makes grants to promote research and development in small and medium sized German-owned companies located in Berlin. The grants are paid quarterly based upon actual development costs including salaries, and depend upon the work being carried out in Berlin. As of August 31, 1996, the company is no longer eligible to receive these grants in Germany.

         Acquisition Costs. Acquisition costs were $182,000 for the three months ended September 30, 1996 representing the direct costs, primarily legal and accounting, of acquiring NetCS Informationstechnik GmbH, which were required to be to be expensed as incurred under the "pooling of interests" accounting methodology.

         (Income) loss from currency fluctuations. (Income) loss from currency fluctuations was ($15,000) and $62,000 for the three months ending September 30, 1996 and 1995, respectively. The fluctuation during these periods resulted from changes in foreign currency exchange rates.

         Interest income. Interest income was $326,000 for the three months ended September 30, 1996 as compared with $31,000 in the same period in 1995. The increase resulted primarily from interest earned on the investment of cash received in the company's initial public offering which was completed in March of 1996.

         Income Tax Provision (Benefit). The income tax provision was $95,000 on pre-tax income of $358,000 for the three months ended September 30, 1996, which resulted from taxes on the Company's profitable foreign operations. For the three months ended September 30, 1995, the income tax benefit of ($45,000) related primarily to losses sustained in Germany.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Revenues. Total revenues were $19,388,000 and $13,664,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase in 1996 of 42% over the same period one year ago. Revenues from international sources accounted for approximately 77% and 83% of total revenues in the nine months ended September 30, 1996 and 1995, respectively. This decrease in the percentage of revenues from international sources is primarily due both to an increased Company focus on the domestic marketplace in the 1996 period including a single large sale in excess of $650,000 to a customer in the telecommunications industry, offset by the impact of a single sale in Asia in
excess of $1.3 million during the nine months ended September 30, 1995.   The
Company's European revenues accounted for 90% and 76% of the Company's international revenues in the nine months ended September 30, 1996, and 1995 respectively. This increase was primarily due to the previously mentioned single sale in Asia during 1995.

         Product revenues were $15,769,000 and $11,773,000 for the nine months ended September 30, 1996 and 1995, respectively. The 34% increase from 1995 to 1996 was mainly due to increased volumes of the Company's products sold.

         Service revenues were $3,619,000 and $1,891,000 for the nine months ended September 30, 1996 and 1995, respectively. The 91% increase from 1995 to 1996 resulted primarily from increased software support and update service fees relating to the Company's increased product sales, and increased amounts of training and installation.

         Cost of Revenues. Cost of product revenues consists primarily of hardware purchased from third party vendors, costs of media duplication, manuals and packaging materials, and third party royalties relating to licensed technology. The decrease in cost of product revenues as a percent of product revenues between the nine months ended September 30, 1996 and the same period of 1995, was primarily due to the continuing shift in sales toward products containing little or no technology owned by third parties, resulting in lower royalties paid to third parties.

         Cost of service revenues consists primarily of personnel-related costs of providing software support and update, training and installation, and custom engineering services and was approximately flat as a percent of service revenues, as a percent of service revenues between the nine months ended September 30, 1996 and the same period of 1995.

         Gross Profit. Gross profit was $15,565,000 and $10,912,000 for the nine months ended September 30, 1996 and 1995, respectively, representing 80.3% and 79.9% of revenues for those same periods, respectively.

         Gross profit from product sales was $13,703,000 and $9,959,000 for the nine months ended September 30, 1996 and 1995, respectively, representing 86.9% and 84.6% of product sales for those same periods, respectively.

         Gross profit from services was $1,862,000 and $953,000 the nine months ended September 30, 1996 and 1995 respectively, representing 51.5% and 50.4% of services revenues for those same periods.

         Engineering. Engineering expenses were $6,689,000 and $5,508,000 for the nine months ended September 30, 1996 and 1995, respectively, representing 34.5% and 40.3% of revenues for those same periods, respectively. The absolute increase in engineering expenses resulted principally from increased levels of engineering personnel from an average of 92 for the nine months ended September 30, 1995 to an average of 132 for the nine months ended September 30, 1996.

         Sales and Marketing. Sales and marketing expenses were $7,167,000 and $4,986,000 for the nine months ended September 30, 1996 and 1995, respectively, representing approximately 37% of revenues in those same periods. The absolute increase resulted primarily from increased labor expenses resulting from growth in the Company's sales, support and marketing organizations where headcount increased from an average of 45 for the nine months ended September 30, 1995 to an average of 77 for the nine months ended September 30, 1996.

         Administration. Administration expenses were $1,889,000 and $1,444,000 for the nine months ended September 30, 1996 and 1995, respectively, representing 9.7% and 10.6% of revenues for each of those periods, respectively. The absolute dollar increase resulted from the hiring of additional personnel in connection with continued growth in the Company's business, and the costs associated with being a public company.

         Agency Grants. The Industrial Development Authority of Ireland makes grants under an incentive program designed to induce organizations to locate and conduct business in Ireland, based predominately upon the number of new jobs created by the Company there. The amount of grants in any given period will therefore vary based upon the number of jobs created and the timing of receipt of grant aid payments and will continue to fluctuate on a quarterly basis. The Economic and Technological Finance Authority - Berlin makes grants to promote research and development in small and medium sized German owned companies located in Berlin. The grants are paid quarterly based upon actual development costs including salaries, and depend upon the work being carried out in Berlin. As of August 31, 1996, the company is no longer eligible to receive these grants in Germany.

         Acquisition Costs. Acquisition costs were $182,000 for the nine months ended September 30, 1996, representing the direct costs, primarily legal and accounting, of acquiring NetCS Informationstechnik GmbH.

         (Income) loss from currency fluctuations. (Income) loss from currency fluctuations was $49,000 and ($72,000) for the nine months ended September 30, 1996 and 1995, respectively. The fluctuation during these periods primarily resulted from changes in foreign currency exchange rates.

         Interest income. Interest income was $687,000 for the nine months ended September 30, 1996 as compared with $105,000 in the same period in 1995. The increase resulted primarily from interest earned on the investment of cash received in the company's initial public offering which was completed in March of 1996.

         Income Tax Provision. The income tax provision was $375,000 on a pre-tax profit of $649,000 for the nine months ended September 30, 1996, which resulted from taxes on the Company's profitable foreign operations. For the nine months ended September 30, 1995, the income tax provision of $131,000 consisted primarily of taxes of $286,000 withheld by a foreign government in connection with a single large sale in Asia made from the United States, partially offset by tax benefits related to losses sustained in Germany.

LIQUIDITY AND CAPITAL RESOURCES

         During March, 1996 the Company completed a public offering and sale of 2,300,000 shares (including the over-allotment option) of its Common Stock at $9 per share, resulting in net proceeds to the Company after offering costs of approximately $18,379,000. The Company received an additional $1,500,000 from Intel Corporation and an additional $288,000 from Thomson-CSF Ventures as a result of the sale and issuance of 166,667 and 39,942 shares of common stock, respectively.

         As of September 30, 1996, total accounts receivable, net was $9,855,000 versus $8,545,000 at December 31, 1995. The Company typically generates a large percentage of its quarterly revenue during the last few weeks of the quarter, which when coupled with increased sales levels and payment terms in excess of 90 days on some of the larger sales, has given rise to an increase in the accounts receivable balance at September 30, 1996. Certain of the Company's larger sales have longer payment terms, thus slowing the cash flow cycle, and the Company expects that future large sales will follow the same pattern. The Company does not believe these longer payment terms are likely to have a material adverse effect on the collectibility of the related receivables.

         As of September 30, 1996, the Company had a balance of approximately $13,317,000 in cash and cash equivalents, and a balance of $12,475,000 in marketable securities. The Company believes that its existing capital resources will be adequate to finance the Company's operations and capital expenditures through at least the end of 1997.

PART II Other Information

Item 4. - Submission of Matters to a Vote of Security Holders

         The Company submitted a definitive proxy statement to its shareholders of record as of September 17, 1996 announcing a special meeting to be held on October 22, 1996 for the purpose of approving an increase in the number shares of common stock available for grant under the Company's 1992 Stock Option Plan by 500,000, to 2,300,000. Such meeting was held on October 22, 1996 and the matter was approved by the shareholders as follows:

For:                              5,098,845
Against                             320,452
Abstain                               6,600
Outstanding as of record date     9,277,077

Item 6. - Exhibits and Reports on Form 8-K

    (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

                  4.1 - The Company's 1992 Stock Option Plan, as amended.
                 11.1 - Statement of Computation Shares Used in Per Share
                        Computation.
                 27.1 - Financial Data Schedule.

    (b) During the third quarter of 1996, the Company filed the following report on Form 8-K

                 Current report on Form 8-K dated August 29, 1996 (filed September 12, 1996) reporting the Company's acquisition of NetCS Informationstechnik GmbH.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10Q to be signed on its behalf by Janine M. Bushman, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                   ISOCOR


Date: November 12, 1996            By:   /s/    JANINE M. BUSHMAN
                                       ----------------------------------------
                                         Janine M. Bushman, Vice President,
                                         Finance and Administration, and Chief
                                         Financial Officer

                               INDEX TO EXHIBITS



Exhibit
Number                             Exhibits                                                Page
-------------------------------------------------------------------------------------------------
4.1          The Company's 1992 Stock Option Plan, as amended . . . . . . . . . . . . . . .
11.1         Statement of Computation Shares Used in Per Share Computation  . . . . . . . .
27.1         Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . .