Form 10-K
period 1996-12-31
ISOCOR
filed 1997-03-31
CIK 879283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
          ------------------------------------------------------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

                 For the Fiscal Year Ended December 31, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

                   For the Transition period from     to    .

                        Commission file number: 000-27900
                                     ISOCOR
             (Exact name of Registrant as specified in its charter)

        California                                            95-4310259
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

            3420 Ocean Park Boulevard, Santa Monica, California 90405 (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (310) 581-8100

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

                                  -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $28,781,384 as of February 28, 1997, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 9,360,597 shares of Registrant's Common Stock issued and outstanding as of February 28, 1997.

                        --------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement of the Registrant for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                      INTRODUCTORY STATEMENT AND REFERENCES

         References made in this Annual Report on Form 10-K to "ISOCOR," the "Company" or the "Registrant" refer to ISOCOR and its subsidiaries. The ISOCOR name is a registered trademark of the Company. ISOGATE, ISOMAIL, ISOPLEX, ISOPRO, ISOTRADE, N-PLEX, PLEXLINK, PLEXLINK Secure, and SMARTROUTER are trademarks of the Company.

         Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the introduction and market acceptance of new products offered by the Company and its competitors, the volume and timing of large transactions with customers, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the risks related to international operations, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

Risk Factors

Significant Fluctuations in Quarterly Results; Limited Operating History

The Company's quarterly operating results have in the past varied significantly and are likely in the future to vary significantly based upon a number of factors, including the introduction and market acceptance of new products offered by the Company and its competitors, the volume and timing of large transactions with customers, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels and the risks related to international operations, as well as other factors. Products are generally shipped as orders are received, and revenues are generally recognized as products are shipped. Consequently, quarterly revenues and operating results depend primarily on the volume and timing of orders during the quarter, which are difficult to forecast due to the length of the sales cycle. Further, the Company typically generates a large percentage of its quarterly revenues during the last few weeks of the quarter. A significant portion of the Company's operating expenses are relatively fixed in the short term, and planned expenditures are based on sales forecasts. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, net income, if any, may be disproportionately affected because only a small portion of the Company's expenses varies with revenue in the short term. Although the Company has experienced significant growth in revenue in recent years, there can be no assurance that the Company will sustain such revenue growth in the future or be profitable on an operating basis in any future period. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock could be materially adversely affected.

The Company was incorporated in February 1991 and recorded its first sales in the second quarter of 1992. The Company incurred losses through 1994 and also incurred quarterly losses during the first two quarters of 1995 and second quarter of 1996. As a result, the Company had an accumulated deficit of $5.7 million as of December 31, 1996. There can be no assurance that the Company will be profitable in the future.

Substantial Competition

The markets for the Company's products are intensely competitive and characterized by rapid changes in technology and evolving standards. The Company encounters competition from a number of sources, including privately held companies which specialize in messaging products, computer hardware vendors, customized solution vendors or systems integrators, and software companies such as Control Data Systems, Inc., Lotus Development Corporation, along with its affiliate company, SoftSwitch, Inc., Microsoft Corporation, Netscape Communication Corporation and Worldtalk Corporation. A variety of potential actions by any of the Company's competitors, including reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products, product giveaways or product bundling could have a material adverse effect on the Company's business, financial condition and results of operations. Large companies that compete with the Company or that may compete with it in the future have substantial technical and financial resources that allow them to develop, enhance or acquire competitive products, and substantial marketing resources and presence to promote these products aggressively. Moreover, the Company's current and potential competitors may respond more quickly than the Company to new or emerging technologies or changes in customer requirements. Accordingly, it is possible that current or potential competitors could rapidly gain significant market share. See "Business -- Competition."

Dependence on New Products.

The Company has invested significant resources into the development of new products and expects to continue to make these investments in the future. ISOCOR also plans to continue to enhance its products with new releases that provide additional features and to make its products available on additional hardware and operating system platforms. Any quality, reliability or interoperability problems with new or enhanced products, or any other actual or perceived problems in new or enhanced products, could have a material adverse effect on market acceptance of such products. There can be no assurance that such problems or perceived problems will not arise or, that even in the absence of such problems, the new or enhanced products will receive market acceptance. A failure of new or enhanced products to receive market acceptance for any reason would have a material adverse effect on the Company's business prospects. See "Business -- Products" and "-- Product Development."

Dependence on Expansion of North American Sales Force

The Company intends to expand its North American sales and marketing efforts substantially. In particular, the Company is currently pursuing plans to increase its North American direct sales force to focus on sales to large corporate customers and telecommunications providers. The Company has had only limited success to date in generating North American sales through its direct sales force. There can be no assurance that the Company will be successful in attracting or retaining qualified direct sales personnel, that the expansion of the Company's direct sales force will result in increased sales of the Company's products, that the cost of such expansion will not exceed the revenues generated thereby, or that the Company's sales and marketing organization will compete successfully against the larger and better-funded sales and marketing organizations of the Company's competitors. A failure in any of these areas could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Marketing, Sales and Distribution."

Dependence on International Third-Party Distribution

Internationally, the Company relies significantly on resellers for certain elements of the marketing and for the distribution of its software products. The agreements in place with these organizations are generally non-exclusive. These resellers are not within the control of the Company, may distribute products other than the Company's products and are not obligated to purchase products from the Company. There can be no assurance that these resellers will place a high priority on the marketing of the Company's products, and they may give a higher priority to other products which may include products of the Company's competitors. This may result in a lower sales effort applied to the Company's products and a consequent reduction in the Company's operating results. In addition, because the Company's international sales are made to a large extent through resellers, the Company often does not enter into product sales contracts with the international end users of its products. There can be no assurance that the Company will retain any of its resellers, and there can be no assurance that the Company will succeed in recruiting replacement or new organizations to represent the Company's products. Any changes in the Company's distribution channels may adversely affect sales and consequently may adversely affect the Company's business, financial condition and results of operations. See "Business -- Marketing, Sales and Distribution."

Ability to Respond to Rapid Technological Change

The Company's future success will depend significantly on its ability to enhance its current software products and develop or acquire and market new products which keep pace with technological developments and evolving industry standards as well as respond to changes in customer needs. The market for electronic information exchange, Internet and International Organization for Standards ("ISO") software products is characterized by rapidly changing technology, evolving industry standards and customer demands and frequent new product introductions and enhancements. There can be no assurance that the Company will be successful in developing or acquiring product enhancements or new products to address changing technologies and customer requirements adequately, that it will introduce such products on a timely basis or that any such products or enhancements will be successful in the marketplace. The Company's delay or failure in the development or acquisition of technological improvements or the adaptation of its software products to technological change could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products" and "-- Product Development."

The Company's software products are very complex as a result of market requirements for a high level of functionality, support of diverse operating environments and the need for interoperability and support for multiple technological standards. These products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Such loss or delay could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products" and "-- Product Development."

Dependence on International Operations

The Company's international revenues accounted for approximately 78% of the Company's revenues for 1996, while the Company's European revenues accounted for approximately 91% of the Company's international revenues in 1996. The Company expects that international sales will continue to account for a significant portion of its total revenues in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, increased difficulties in collecting accounts receivable and potentially adverse tax consequences. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction in sales in that country. In addition, sales in Europe are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These seasonal factors and currency fluctuation risks may have an effect on the Company's quarterly results of operations. Further, because the Company has operations in different countries, the Company's management must address differences in regulatory environments and cultures. Failure to address these differences successfully could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Marketing, Sales and Distribution" and "-- Product Development".

Dependence on Commercial Use of the Internet

The success of the N-PLEX product line will depend in large part on increased commercial use and acceptance of the Internet. Because commercial use of the Internet is recent and is evolving rapidly, it is difficult to predict with any assurance whether the Internet will prove to be a viable marketplace. There can be no assurance that the infrastructure or complementary products necessary to make the Internet viable for broad electronic business communications will be developed. The flat rate, time-of-day and volume-independent pricing structure offered by Internet service providers to organizations is currently favorable. Less favorable pricing structures may have a material adverse impact on the commercial adoption of the Internet and therefore on the success of the Company's N-PLEX product and the Company's business prospects.

Dependence on Third-Party Products

Certain of the Company's products incorporate technology obtained from third parties, including elements of the directory services products, the web server component of the Company's N-PLEX product, and character-based user agents included in a number of the Company's desktop products. Although the Company believes that its reliance on third-party products does not pose a significant business risk, due to the time involved in developing an internal alternative or licensing such technology from another third party, the Company is dependent in the short term upon the ability of such third parties to enhance their current products, to develop new products on a timely and cost-effective basis to meet changing customer needs and to respond to evolving industry standards and other technological changes. Although the Company believes there are alternative sources for such third-party software, there can be no assurance that the Company would be able to replace the functionality provided by such third-party software in the event that such software becomes inaccessible to the Company, obsolete or incompatible with future enhancements of the Company's software products or that, if the Company could replace such functionality, such replacement could be obtained at a reasonable cost. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products."

Currency Fluctuations

While the Company's consolidated financial statements are prepared in United States Dollars, a substantial portion of the Company's worldwide operations have a functional currency other than the United States Dollar. In particular, the Company maintains substantial development operations in Ireland where the functional currency is the Irish Pound, and in Germany where the functional currency is the German Mark. A significant portion of the Company's revenues are also denominated in currencies other than the United States Dollar. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. The Company does not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations. See "Business -- Marketing, Sales and Distribution."

Risks Associated with Intellectual Property

The Company regards its software products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company generally enters into confidentiality and invention assignment agreements with its employees and consultants. Additionally, the Company enters into confidentiality agreements with certain of its customers and potential customers and limits access to, and distribution of, its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technologies without authorization, or to develop similar technologies independently. Furthermore, the laws of certain countries in which the Company does business do not protect the Company's software and intellectual property rights to the same extent as do the laws of the United States. In its N-PLEX and NetCS Connectivity product lines, ISOCOR has implemented a key license mechanism which disables use of the various modules of the product unless proper number keys are provided by the customer during the installation process. Otherwise, the Company does not include in its software any mechanisms to prevent or inhibit unauthorized use, but generally either requires the execution of an agreement that restricts copying and use of the Company's products or provides for the same in a break-the-seal license agreement. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

While the Company has not received claims alleging infringement of the proprietary rights of third parties which the Company believes would have a material adverse effect on the Company's business, financial condition or results of operations, nor is it aware of any similar threatened claims, there can be no assurance that third parties will not claim that the Company's current or future products infringe the proprietary rights of others. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. See "Business -- Proprietary Rights."

Risk of Increased Taxation; Loss of Grant Aid

The Company has significant operations and generates a substantial portion of its taxable income in Ireland. Under an incentive tax program due to terminate in 2010, the Company is taxed in Ireland on its "manufacturing income" at a 10% rate, which is substantially lower than United States rates. For Irish tax purposes, most of the Company's operating income earned in Ireland is considered "manufacturing income." To qualify for this 10% tax rate, the Company must carry out "software development services" or "technical or consultancy services" (as defined in the Irish Finance Act 1980) in Ireland and qualify for an employment grant from the Industrial Authority of Ireland. If the Company ceases to comply with these qualifications, all or a part of its taxable profits may be subject to a 38% tax rate on its post disqualification date taxable profits. Should this occur, or should Irish tax laws be rescinded or changed, the Company's net income could be materially adversely affected. If the Company could no longer qualify for this 10% tax rate, or if the Irish tax laws were rescinded or changed, the Company's net income would be materially adversely impacted. In addition, if United States or other international tax authorities were to challenge successfully the manner in which profits are recognized among the Company and its subsidiaries or if the Company were to transfer funds relating to income generated in lower tax jurisdictions to the United States, the Company's effective tax rate could increase, and its business, financial condition and results of operations could be materially adversely affected.

During 1996 the Company secured IDA grant aid in Ireland in the amount of $793,000 under an incentive program designed to induce organizations to locate and conduct business in Ireland. To qualify for this grant aid, the Company must satisfy various conditions, including that the Company must maintain its current ownership interest in the subsidiary; the subsidiary must not establish or carry on similar ventures outside Ireland; and the subsidiary must remain solvent. The grants include remedy provisions which the IDA employs to pursue partial revocation of amounts granted in the event the recipient of the grant substantially vacates its presence in Ireland. While the Company's plans include a commitment to a significant continuing presence in Ireland and the Company believes the likelihood of refund to be remote, no assurance can be given in that regard. There can be no assurance that the Company will continue to qualify for this grant aid or be eligible for future grants or that the Company's results of operations will not be materially adversely affected by the loss of grant aid.

During 1996, the Company also received grant aid from the Technological Finance Authority - Berlin, under an incentive program to promote research and development in small and medium sized German-owned companies located in Berlin. The Company is no longer eligible to receive these grants.

Dependence on Key Personnel

The Company's success depends to a significant degree upon the continued contributions of its key management and engineering personnel, including particularly the Company's President and Chief Executive Officer and the Senior Vice President of Engineering. The success of the Company depends to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the software industry is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. If the business of the Company increases, it may become increasingly difficult to hire, train and assimilate the new employees needed. The Company's inability to retain and attract key employees could have a material adverse impact on the Company's business, financial condition and results of operations.

Fluctuations in Market Price of Common Stock

Announcements of new products by the Company or its competitors and quarterly variations in financial results could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations from time to time that have affected market prices of many technology based companies that are not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the price of the Company's Common Stock.

Blank Check Preferred Stock; Anti-Takeover Provisions

The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change of control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of Common Stock. The Company has no present plans to issue shares of Preferred Stock. The Company's Articles of Incorporation and Bylaws provide, among other things, for the elimination of cumulative voting with respect to the election of directors (effective at the first annual meeting following the annual meeting at which the Company has 800 or more shareholders of record), the prohibition of actions taken by the Company's shareholders by written consent and certain other procedures, including advance notice procedures with regard to the nomination of candidates for election as directors other than by or at the direction of the Board of Directors, which could have the effect of making it more difficult for a third party to effect a change in the control of the Board of Directors. In addition, these provisions could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, a majority of the outstanding voting stock of the Company, and may make more difficult or discourage a takeover of the Company.

                                     PART I

ITEM 1.  BUSINESS

General

ISOCOR was founded and incorporated in California in February 1991. ISOCOR develops, markets and supports off-the-shelf electronic information exchange software products and services that enable businesses and government agencies to engage in electronic communications over corporate networks, public telephone networks, value-added networks ("VANs") and the Internet. ISOCOR's products are available either as a complete, integrated package or as individual components, and they support the two prevailing, market-driven open standards for electronic information exchange -- International Organization for Standards ("ISO") and Internet-based standards. ISOCOR's products and services are designed to support electronic information exchange globally in an accurate, cost-effective and secure way, while operating seamlessly across multiple protocols and architectures.

ISOCOR's business strategy is to provide a broad range of products offering features and performance to meet the wide range of customers' needs; support open architectures and legacy systems by providing solutions that are hardware and software platform-independent and are based on open standards; leverage Internet-based technologies by adding enhanced Internet capabilities to its message server product line allowing the exchange, switching and management of traffic formatted in prevailing native Internet-based standards without any conversions unless that traffic is directed to heterogeneous environments; and expand distribution channels primarily to increase its North American direct sales force to focus on sales to large corporate customers and telecommunications providers and customers within U.S. government agencies.

In furtherance of its strategy to provide open standards, multi-platform electronic information exchange solutions, ISOCOR, though its wholly owned subsidiary ISOCOR BV, acquired all of the outstanding quota interests (shares) of NetCS Informationstechnik GmbH ("NetCS") effective August 29, 1996. NetCS, a German company, is a developer, integrator and distributor of electronic information exchange software products with expertise in developing and marketing ISDN and Internet-based communications subsystems. ISOCOR acquired NetCS through a pooling of interests, in which all outstanding NetCS quota interests were exchanged for 475,000 shares of ISOCOR Common Stock.

Products

Initially, the Company licensed software technology to enable it to offer products to its customers quickly. Thereafter, the Company has developed its own software technology in order to decrease the amount of time required to respond to market demand, differentiate its products from those of its competitors in terms of features and quality, and decrease its dependence on third-party suppliers. At present, the majority of the Company's products are based upon internally developed technology.

ISOCOR has designed its software to conform to international standards, allowing the Company's products to interoperate with many existing products and services. Conformance with international standards has been achieved through application of the experience of ISOCOR employees in standards development to the design and testing of the Company's products. Through its combination with NetCS, ISOCOR also adds to its product solution standards-based ISDN and X.25 connectivity for UNIX systems, including TCP/IP over ISDN and TCP/IP and X.25 router functionality within UNIX.

The ISOCOR solution is implemented through five major product groups: message servers, directory services, gateways, desktop products and NetCS connectivity products. Message servers handle the interchange of any size or type of electronic document or information across and outside of a customer's computer network. Directory services products support enterprise-wide directory listing, access and navigation, as well as connection to external networks like the World Wide Web. Gateway products allow leading proprietary E-mail systems to interoperate with ISOCOR's message servers and public X.400 VANs, as well as Internet E-mail. Desktop products provide the primary document transport function for users of personal computers or workstations, including file transfer, document handling and E-mail. NetCS connectivity products provide dial-up client access to, and wide area network server connections between, remotely located UNIX environments.

Message Server Products

The Company's server software has been designed to provide high performance while reducing hardware requirements. This has been achieved through a design methodology that eliminates the overhead of protocol layering, reduces the number of computer instructions required to perform common operations and reduces dependence on the mechanical performance of computer peripheral devices such as disk drives. The design also reduces the risk that messages will be lost or cannot be duplicated in the event of external system breakdowns, such as loss of power or hardware failures. This promotes high reliability of the electronic information exchange backbone and allows public carriers to rely upon the software.

ISOPLEX message servers store and relay messages via the X.400 standard, allowing them to be implemented over prevailing network protocols including TCP/IP and X.25. In addition, the Company's ISOPLEX servers run on a variety of hardware platforms and operating systems, enabling customers to integrate readily the ISOPLEX server within their chosen hardware infrastructure, thus reducing disruption and lowering cost. All of the ISOPLEX servers are administered by a management system that allows system managers to view traffic flow, add or delete users and create billing information. The management system can be used on a remote basis over a networked set of servers, reducing the personnel required to manage the ISOPLEX servers.

ISOCOR also offers ISOPLEX ADMD, which provides advanced features in the areas of mail account tracking, message management and administration and system control. With ISOPLEX ADMD, large organizations and public carriers can offer high-end, value-added services unavailable in simpler message management servers.

N-PLEX, ISOCOR's Internet server product, applies the same characteristics of robust message management, administrative control and secure message transfer inherent in its X.400 server products to the SMTP, POP3 and IMAP4 standards. Performance of Internet mail systems has been enhanced by use of the ISOCOR-developed caching algorithms to reduce the use of time-consuming DNS directory accesses over the Internet and by making full use of Microsoft Windows NT operating system threading facilities for efficient utilization of multiprocessor computer systems. Security holes are eliminated in the proprietary ISOCOR design, and authentication login facilities have been added using encryption technology to prevent unauthorized access to the mail systems.

The N-PLEX Management Center is designed to extend normal server management capabilities to support mixed protocol backbones with Internet service, X.400 and gateways to other mail systems. It manages ISOCOR's message servers and gateways in an integrated fashion, providing the high level of service necessary for implementing mission-critical electronic information exchange applications. The N-PLEX Management Center runs on the Windows NT platform, performing remote management of components over TCP/IP, thereby allowing the administrator to manage multiple sites simultaneously from a central management station. The management facilities provided by the Management Center include remote configuration, routing configuration, fault notification, performance monitoring, system management and message tracking.

Directory Services Products

As systems increase in size and complexity, organizations increasingly need to implement a central repository for the information required to communicate across systems. The Global Directory Server ("GDS"), ISOCOR's directory product, is designed to store and disseminate such information on both a wide area and local area basis. This information may include E-mail addresses and cryptographic material for digital signatures and message confidentiality that are used invisibly by client software, as well as information that users may access directly, such as telephone numbers, fax numbers, physical mail addresses and pictures. The directory allows efficient and rapid updating of this information for use at diverse locations, reducing errors and saving the time and personnel resources required to maintain and distribute this data. This distributed application architecture allows system managers to optimize the location of information so that information required locally is on the local server, while users continue to have transparent access to information on any other server in the network.

GDS is standards-based and can synchronize stored information, such as e-mail addresses, among proprietary systems communicating across different electronic information exchange systems. A number of client applications are compatible with GDS, including World Wide Web browsers and X.400 mail clients, which can access it over the wide variety of network connections it supports, including dial-up, Internet TCP/IP and X.25. GDS can serve as an easy-to-access information source, storing data from other sources such as corporate databases, World Wide Web servers and other content sources.

As with other ISOCOR applications, GDS is supplemented by an integrated set of directory tools, called the Global Directory Navigator, that allows an administrator to exchange information with other databases, collect accounting information and administer the system either remotely or locally.

In March, 1996, the Company entered into an agreement with International Computers Limited ("ICL") to license a portion of ICL's i500 directory server product for incorporation with ISOCOR's own communication software technology to create ISOCOR's Global Directory Server product. This bi-lateral crosslicensing agreement provides for the payment of royalties by the Company based on sales of products incorporating the licensed i500 directory server product.

ISOCOR's current server and desktop products have been developed and are owned by ISOCOR, other than the UNIX version of ISOMAIL, the web server software module of N-PLEX, and certain features of PLEXLINK Secure, which have been licensed from third parties.

Gateway Products

The proliferation of multiple proprietary electronic information exchange systems within organizations has created isolated islands of communication where users on one system cannot communicate with users on other systems. To solve this incompatibility problem, ISOGATE gateways, in conjunction with ISOPLEX and N-PLEX servers, enable users across platforms to exchange electronic information, including attached files such as spreadsheets and word processing documents, without complex rules or administration. This cross-communication capability allows the rapid exchange of information across departments or organizations. The gateway products also connect proprietary electronic information exchange systems to the ISOCOR message server and directory server products, so that the proprietary directories reflect the availability of additional external users via the electronic information exchange backbone. ISOGATE supports the exchange of data between the most popular local mail systems including those provided by IBM/Lotus (cc:Mail and Notes) and Microsoft. ISOGATE products also enable users to connect to public-based systems with its
X.400 and SMTP/MIME (Internet) gateways.

ISOCOR offers application programming interfaces ("APIs") for its ISOGATE products that can be used to integrate the gateways into an organization's business applications. One such application-specific gateway is the ISOTRADE EDI Server ("ISOTRADE"). ISOTRADE links the ISOCOR electronic information exchange backbone with electronic data interchange ("EDI") translation products, such as those made by TSI International, Ltd., Supply Tech, Inc., and St. Paul Software, Inc., and also allows the customer to create software that can directly access the ISOTRADE APIs for electronic commerce applications.

Desktop Products

A complete electronic information exchange infrastructure includes desktop or user-interface products. ISOCOR develops and supplies desktop products which facilitate the use of its message servers and other backbone products. ISOCOR's desktop products provide native support for the X.400 global standard and operate in the client server architecture. This flexibility means that users have interoperability with standards-based message servers and the network administrator can take advantage of the cost savings of client server solutions. ISOCOR produces software to connect existing applications to the electronic information exchange backbone as well as complete electronic information exchange client applications.

ISOCOR's desktop products contain a unique P7/DAP messaging and directory protocol implementation utilizing ISOCOR virtual buffer technology which reduces memory requirements while simultaneously enhancing performance in a Microsoft Windows environment. In addition, the Company's MAPI-compliant products use proprietary ISOCOR-developed algorithms to map X.400 and X.500 facilities into the MAPI feature set, allowing full access to X.400 messaging and X.500 directory from Windows 95 applications that comply with MAPI.

ISOPRO is a full-featured electronic information exchange client for Windows that extends support of the ISO X.400 standard to the desktop. ISOPRO provides facilities for the user to compose messages, attach files for transmission, access directory services to locate recipients and send messages via ISOPLEX message servers or public message stores on X.400 VANs via X.25, APS dial-up or Internet TCP/IP links. Facilities are provided to retrieve, file and view messages, including attachments. Offering similar functionality, the ISOMAIL product is for character-oriented UNIX/DOS environments.

PLEXLINK allows existing office automation applications to connect to ISOCOR electronic information exchange backbone products. This connection is performed through MAPI, the Windows Messaging Subsystem shipped by Microsoft in Windows
95. Applications enabled include the Microsoft Exchange Client, Excel, Word and others. Virtually any type of binary file attachments can be handled, and PLEXLINK enables forms to be distributed using the X.400 or Internet Mail backbone format supported by the ISOPLEX and N-PLEX servers. PLEXLINK connects to the ISOPLEX and GDS servers via dial-up lines, the Internet or X.25.

PLEXLINK Secure is a secure messaging version of PLEXLINK. Security includes encryption and digital signatures for content confidentiality and authentication of message origin and receipt. These security features may be added to any MAPI-enabled application simply by installing PLEXLINK Secure on the PC. PLEXLINK Secure uses the standard public key security algorithm for signatures developed by RSA Data Security, Inc. ("RSA") and patented by RSA in the United States, as well as the NIST Data Encryption Standard algorithm for content confidentiality. This product is currently sold only outside the United States.

Personal ISOTRADE is a desktop product that includes all features of PLEXLINK in addition to specialized interfaces for third-party EDI and application developers. It is designed to provide easy-to-use and inexpensive support to Windows-based EDI translators and applications.

NetCS Connectivity Products

Information systems solutions increasingly require networking and data exchange capabilities outside the limitations of local area networks. Remote data access, remote maintenance of systems and sophisticated client/server solutions increase productivity, efficiency and competitiveness. Today's matrix of network organizational structure in companies depends on high quality, reliable and fast remote electronic exchange of information.

The NetCS netACCESS product line combined with the NetCS netGW product provides a sophisticated, host-based TCP/IP WAN router solution, designed specifically for dial-up networks with strong support for ISDN and X.25 networks. Features such as the TWIN option allow fault-tolerant network access to remote users in home and branch offices. The products include an integrated packet firewall ensuring security for the network. The netACCESS product provides a high-performance, cost-efficient and reliable solution for access to Intranets and the Internet via modern WAN communication media. The NetCS netISDN and netX.25 product lines provide a close integration of ISDN and X.25 services into different UNIX platforms.

Marketing, Sales and Distribution

The Company sells its products both directly to end users and indirectly through resellers, systems integrators and original equipment manufacturers ("OEMs"). In North America, ISOCOR sells its products primarily through a direct sales organization focused on Fortune 1000 companies, telecommunication carriers and U.S. Government agencies. Internationally, ISOCOR sells its products primarily through a worldwide network of resellers.

The Company's international resellers consist primarily of systems integrators and value-added resellers ("VARs"). These resellers typically range in size from several hundred staff down to half a dozen specialists in some smaller countries. The Company selects resellers based on general experience in electronic information exchange, data communications and systems integration, and then trains them on the Company's software products and technologies at ISOCOR's training centers in the U.S. and Ireland. In addition, ISOCOR sells to major accounts worldwide, primarily to large telecommunications carriers which prefer to deal directly with the Company for support. A number of the Company's international public carrier backbone customers have also begun licensing ISOCOR's products to end users as customer premises equipment. See "Risk Factors -- Dependence on International Third Party Distribution."

The Company's reseller agreements generally grant resellers non-exclusive rights to distribute the Company's products in each reseller's defined geographic market. Each reseller is generally responsible for supporting its end user customers, while ISOCOR provides technical support to the reseller. The Company provides price protection to its resellers such that, if the Company reduces the price of its products, resellers are entitled to a credit for the difference between the reduced price and the price they previously paid for products that are held in the reseller's inventory at the time of the price reduction and that were purchased within the preceding 30 days. ISOCOR's resellers typically stock little inventory, but instead obtain products from the Company on an as-needed basis.

To support its sales efforts, the Company conducts marketing programs which include direct mail, public relations, advertising (including a World Wide Web home page on the global Internet (http://www.isocor.com)), worldwide trade shows and selected joint marketing programs. The Company also sponsors an annual meeting for its resellers to provide them additional information and skills to market the Company's products effectively. The sales, support and service functions for the Company's products are provided principally through the Company's Santa Monica headquarters with the exception of the European, Middle East and African markets which are serviced through ISOCOR sales and support offices in Berlin, Bern, Dublin, London and Paris.

During 1996, international revenues accounted for 78% of the Company's total revenues. Of these international revenues, 91% resulted from sales to resellers or customers located primarily in Europe, with the remainder resulting from sales to resellers or customers located in the rest of the international marketplace. International sales may be subject to government controls and other risks, including export licenses, federal restrictions on the export of critical technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, the Company has experienced no material difficulties due to these factors. See "Risk Factors -- Dependence on International Operations" and "-- Currency Fluctuations".

Customers

ISOCOR's products are used in a variety of industries. The Company markets its products primarily to large and medium-sized corporate customers, as well as government and telecommunications customers. Since its founding in 1991, ISOCOR has licensed more than 5,500 message and directory servers, 3,800 gateways and 525,000 desktop products. During 1996, no single customer accounted for more than 10% of the Company's revenues. During 1996, the following product classes accounted for more than 10% of total revenue of ISOCOR: server products accounted for 42% of total revenue, gateway products accounted for 11% of total revenue and NetCS connectivity products accounted for 20% of total revenue.

Customer and Reseller Support and Services

The Company offers its resellers and end-user customers standard support and upgrade services. The agreements that provide for these services vary among end users, resellers and OEMs, but provide that for an annual fee the Company will provide customer support services by electronic communication, fax or telephone. These agreements also generally provide software upgrades to the products as they are generally released by the Company. ISOCOR also offers training, custom engineering and pre- and post-sale services to end users and carriers. Professional services include network design consulting, product installation, administrator training, custom application integration and turnkey systems implementation. The Company has major customer support centers in Santa Monica and Dublin. Additionally, local technical support is available at the Company's regional offices in London, Paris and Bern. In 1996, provision by ISOCOR of all customer and reseller support and services accounted for 19% of ISOCOR revenues.

Product Development

The Company has invested significant resources into the development of new products and expects to continue to make these investments in the future. ISOCOR also plans to continue to enhance its products with new releases that provide additional features and to make its products available on additional hardware and operating system platforms. See "Risk Factors -- Dependence on New Products" and " -- Ability to Respond to Rapid Technological Change."

The Company has development centers located in Berlin, Copenhagen, Dublin and Santa Monica. The largest such facility is located in Dublin in order to take advantage of lower costs in Ireland, Industrial Development Authority ("IDA") tax incentives and grants and the strong Irish educational structure. The presence of development facilities in the U.S. and Europe enhances access to both American and European markets and technology. ISOCOR invests substantial management time and resources in quality assurance testing for all of its products. Quality assurance testing takes place at the Berlin, Dublin and Santa Monica facilities.

As of December 31, 1996, the Company employed 136 persons in the product development function, including 99 software and quality assurance engineers. The product development organization consists of separate product units, each with expertise in specific areas. Engineering expenses were $9.0 million in 1996.

Competition

The electronic information exchange market is intensely competitive and subject to rapid technological change and evolving standards. The Company believes its long-term success will depend in part on its ability to be a leader in developing and offering products that meet emerging industry or market standards, to offer a broad range of high-performance, multi-platform, electronic information exchange products requiring little customization for the general marketplace, to maintain strong customer support and sufficient distribution channels and to offer competitively priced products. The Company believes that its products currently compete favorably with respect to these factors.

The electronic information exchange software backbone market is fragmented and a number of companies are participating in this market, with a variety of product offerings featuring varying profiles and business models. The Company's competition includes privately held companies which specialize in messaging products such as Data Communications Ltd., Innosoft International, Inc., Marben S.A., Net-Tel Computer Systems Limited, Nexor International AB and Software.com. ISOCOR's competitors also include computer hardware vendors such as Hewlett-Packard Company, Siemens AG, Sun Microsystems, Inc. and Tandem Computers, Inc.; customized solution vendors or systems integrators such as Control Data Systems, Inc. and Infonet Services Corporation; and publicly held software companies such as the Lotus Development Corporation, a subsidiary of International Business Machines Corporation, along with its affiliate company, SoftSwitch, Inc. ("Lotus"), Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape"), Novell, Inc. ("Novell") and Worldtalk Corporation.

Major software providers such as Microsoft, Lotus and Novell, have incorporated functionality into their product offerings similar to that provided by the Company's products. The Company's N-PLEX product contains elements that compete directly with components or complete products offered by Netscape, Lotus, Novell, Microsoft and other developers of server-based software products for the Internet and Intranet communities. The Company's Global Directory Server contains elements that compete directly and indirectly with components and complete products offered by Lotus, Novell and other developers of X.500 and directory server-based software products. The Company's Gateway products contain elements that compete directly with components or complete products offered by Control Data Systems, Softswitch, Inc., Innosoft International, Inc., Worldtalk Corporation and other developers of products for connectivity between dissimilar electronic information exchange software systems. To the extent such companies provide such functionality or products, the Company's business, financial condition and results of operations could be materially adversely affected.

Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. Increased competition could result in price reductions, reduced operating margins and loss of market share.

See "Risk Factors -- Dependence on New Products," " -- Substantial Competition" and "-- Ability to Respond to Rapid Technological Change."

Proprietary Rights

The Company regards its software products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company generally enters into confidentiality and invention assignment agreements with certain of its employees and consultants. Additionally, the Company enters into confidentiality agreements with its customers and potential customers and limits access to, and distribution of, its proprietary information. In its N-PLEX and NetCS Connectivity product lines, ISOCOR has implemented a key license mechanism which disables use of the various modules of the product unless proper number keys are provided by the customer during the installation process. Otherwise, the Company does not include in its software any mechanisms to prevent or inhibit unauthorized use, but generally either requires the execution of an agreement that restricts copying and use of the Company's products or provides for the same in a shrinkwrap license agreement. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. See "Risk Factors -- Risks Associated with Intellectual Property."

While the Company has not received claims alleging infringement of the proprietary rights of third parties which the Company believes would have a material adverse effect on the Company's business, financial condition and results of operations, nor is it aware of any similar threatened claims, there can be no assurance that third parties will not claim that the Company's current or future products infringe the proprietary rights of others. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all.

Manufacturing

The Company contracts with third parties to manufacture the media containing its software, which consists of diskette, CD-ROM and tape duplication and printing of manuals and boxes. Assembly is performed by the Company at its Dublin and Berlin facilities. The raw materials and services associated with manufacturing the media are generally available through a number of sources. Finished products are generally shipped from Ireland to customers in Europe, the Middle East and Africa, and to the Company's United States facility. The Company's United States facility generally distributes products to customers in North and South America, the Far East, Australia and New Zealand. The NetCS Connectivity products are generally shipped directly from Berlin to customers in Germany, and otherwise to the Company's Irish and United States facilities for further distribution.

Employees

As of December 31, 1996, the Company employed 264 persons, including 136 in product development and engineering (including 15 in Berlin, three in Copenhagen, 93 in Dublin and 25 in Santa Monica), 37 in pre- and post-sales customer support, 13 in North American sales, 25 in international sales, 12 in marketing, nine in assembly and 32 in administration. The Company also retains consultants from time to time, primarily in the area of engineering, to assist with particular areas of software development for limited periods of time. None of the Company's employees is currently represented by a labor union, and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         ISOCOR's corporate offices are located in Santa Monica, California, where the Company currently leases approximately 19,000 square feet under a sublease expiring in 1998. The Company's Santa Monica facility houses its corporate offices and engineering, sales and marketing departments. Additionally, the Company leases approximately 2,000 square feet in Vienna, Virginia for a sales office under a sub-lease expiring in early 1998, and another approximately 2,500 square feet of total space in Berlin for engineering and sales offices, including an approximately 2,000 square foot primary space with a lease expiring in 1999, and an approximately 500 foot satellite space leased month to month. The Company also leases office space for its major engineering facility in Dublin, consisting of approximately 22,000 square feet under a sublease expiring in 1998, with an option to renew to 1999. In addition, the Company leases approximately 1,000 square feet each of office facilities in London, Paris, Copenhagen and Bern. The Bern facility is a sales office, while the offices in London and Paris perform pre-sales marketing and support. The London, Paris and Bern leases expire in 1998, 2003 and 1997, respectively, while the lease for the facility in Copenhagen is a month-to-month lease. The Company believes that these facilities are adequate for the Company's current needs and that suitable additional space, if needed, should be available on commercially reasonable terms to accommodate expansion of the Company's operations. See Note 7 to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         ISOCOR is not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the normal course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 22, 1996, a Special Meeting of Shareholders was held at the Company's principal executive offices. The only matter submitted for a vote at such meeting was approval of an increase in the number of shares of Common Stock reserved for issuance under the Company's 1992 Stock Option Plan by 500,000 shares to an aggregate of 2,300,000 shares. Shares were voted to approve such increase as follows:

                 FOR                  AGAINST                ABSTAIN
                 ---                  -------                -------
              5,098,845               320,452                 6,600

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

         The Company completed an initial public offering of its Common Stock on March 13, 1996, and the Company's Common Stock is traded on the Nasdaq National Market under the symbol ICOR. As of December 31, 1996 the Company had approximately 129 shareholders of record.

         The following table shows the high and low bid prices of the Company's Common Stock for the fiscal year ended December 31, 1996 as reported by Nasdaq:

                                                         1996
                                                         ----
                                             High Bid             Low Bid
                                             --------             -------
          First Quarter (ended 3/31/96)      $ 9.750             $ 7.500
          Second Quarter (ended 6/30/96)      20.000               8.750
          Third Quarter (ended 9/30/96)       15.000               6.625
          Fourth Quarter (ended 12/31/96)      7.375               5.250

         Future stock prices may be subject to volatility particularly on a quarterly basis. Any shortfall in revenues or net income from amounts expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

DIVIDEND POLICY

         In 1993 and 1994 cash dividends were declared and subsequently paid by NetCS Informationstechnik GmbH, a corporation later combined with ISOCOR in a transaction accounted for as a "pooling of interests." The Company has not paid dividends on its common stock and has no present plans to do so.

ITEM 6.  SELECTED FINANCIAL DATA

                       SUMMARY CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------
                                                   1992           1993           1994           1995          1996
                                                  -------        -------        -------        -------       -------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Total revenues ............................     $ 1,908        $ 5,460        $13,541        $20,774       $26,394
  Gross profit ..............................       1,392          3,723         10,720         16,180        21,326
  Income (loss) from operations .............      (2,800)        (2,531)          (120)           586           (33)
  Net income (loss) .........................     $(2,782)       $(2,791)       $   (10)       $   319       $   483
                                                  ==================================================================
  Net income (loss) per share ...............     $ (1.14)       $ (1.10)       $    --        $  0.04       $  0.06
                                                  ==================================================================
  Shares used in per share calculation ......       2,449          2,528          2,609          7,783         8,247
                                                  ==================================================================

                                                                   DECEMBER 31,
                                            ------------------------------------------------------------
                                            1992          1993          1994          1995          1996
                                            ----          ----          ----          ----          ----
CONSOLIDATED BALANCE SHEETS DATA:
  Total assets .....................       $5,017       $11,482       $12,484       $19,494       $41,298
  Long-term liabilities ............           78           156           110           606           187
  Total shareholders' equity .......       $4,448       $ 9,107       $ 8,697       $12,487       $33,204
  Cash dividends declared per common
     share (1) .....................                    $  0.02       $  0.09

(1) In 1993 and 1994 cash dividends were declared and subsequently paid by NetCS Informationstechnik GmbH, a corporation later combined with ISOCOR in a transaction accounted for as a "pooling of interests." Therefore, although the Company has not paid dividends on its Common Stock and has no plans to pay cash dividends to its shareholders in the near future, due to the disclosure rules for poolings of interest, which require presentation as though the combination had been consummated for all periods presented, some cash dividends are shown above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The consolidated financial statements of the Company contained in this report have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of NetCS
Informationstechnik GmbH in accordance with the pooling of interests method of accounting.

         Revenues. Total revenues were $13.5 million, $20.8 million and $26.4 million in 1994, 1995 and 1996, respectively, representing increases of 53% and 27% in 1995 and 1996, respectively. Revenues from international sources accounted for 74%, 82% and 78% of total revenues in 1994, 1995 and 1996, respectively, with the Company's European revenues accounting for 63%, 66% and 71% of the Company's total revenues in 1994, 1995 and 1996, respectively. Revenues from international sources increased as a percentage of total revenues in 1995 largely due to the Company's North American revenues remaining constant with 1994 levels. In addition, international revenues from non-European sources increased in 1995, largely due to a single sale in Asia in excess of $1.3 million. Revenues from international sources decreased as a percentage of revenues in 1996 largely due to the Company's increased focus on the North American marketplace, where the revenue growth rate was 57%.

         Product revenues were $11.1 million, $17.6 million and $21.3 million in 1994, 1995 and 1996, respectively, representing increases of 58% and 21% in 1995 and 1996, respectively. The increase from 1994 to 1995 resulted primarily from increases in the average prices received by the Company for its products (primarily because of changes in product mix toward higher priced products), and to a lesser extent resulted from increases in the volume of products sold. The increase from 1995 to 1996 resulted primarily from increases in the volume of products sold, partially offset by an increase in the provision for estimated future returns.

         Service revenues were $2.4 million, $3.2 million and $5.1 million in 1994, 1995 and 1996 respectively, representing increases of 31% and 60% in 1995 and 1996, respectively. Service revenues include software support and update fees, training, custom engineering and installation. The increases during these periods were primarily due to increased volumes of software support and update service fees relating to the Company's increased product sales, and to a lesser extent increased activity in custom engineering and training.

         Cost of Revenues. Cost of revenues includes both cost of product revenues and cost of service revenues. Cost of product revenues consists primarily of costs of hardware purchased from third party vendors, product media duplication, manuals, packaging materials, and third party royalties relating to licensed technology. Cost of service revenues consists primarily of personnel-related costs of providing software support and update, training, custom engineering and installation services. Cost of revenues increased year over year from 1995 to 1996 primarily as a result of supporting a higher level of service revenues, and increased production costs associated with higher volumes of products sold, partially offset by a reduction in third party royalties relating to licensed technology. Cost of revenues increased year over year from 1994 to 1995 primarily as a result of increased costs relating to hardware purchased from third party vendors associated with increased volumes of hardware-related revenues, and increased costs relating to supporting a higher level of service revenues.

         Gross Profit. Gross profit was $10.7 million, $16.2 million and $21.3 million, representing 79%, 78% and 81% of revenues in 1994, 1995 and 1996, respectively.

         Gross profit from product sales was $9.5 million, $14.6 million and $18.6 million, in 1994, 1995 and 1996, respectively, representing 85%, 83% and 87% of product revenues in 1994, 1995 and 1996, respectively. The increases in gross profit were largely a result of increased sales of the Company's products, coupled with a shift in the Company's sales principally toward higher margin products which result primarily from the Company's decreasing reliance upon technology owned by third parties and thus, lower royalties paid to third parties. This trend also affected the difference in gross margin between 1994 and 1995, but was partially offset by increased costs relating to hardware purchased from third party vendors associated with increased volumes of hardware-related revenues.

         Gross profit from services was $1.3 million, $1.5 million and $2.7 million in 1994, 1995 and 1996, respectively, representing 52%, 48% and 53% of services revenues in 1994, 1995 and 1996, respectively. The changes in service gross profit percentages were principally a result of fluctuating personnel costs, which are the primary component of cost of services revenues.

         Engineering. Engineering expenses were $4.7 million, $7.5 million and $9.0 million in 1994, 1995 and 1996, respectively, representing 34%, 36% and 34% of revenues in 1994, 1995 and 1996, respectively. Engineering expenditures consist primarily of personnel costs, equipment costs and related costs required to conduct the Company's development efforts, which include costs related to engineering, product management, technical writing and quality assurance. The dollar increases in engineering expenses resulted principally from increased levels of personnel primarily involved in these activities. The increase in 1995 resulted primarily from in-house development of the Company's ISOGATE product line and the development of the N-PLEX server product. The increase in 1996 resulted primarily from the continued development and enhancement of the N-PLEX server product family and the development of the Global Directory Server product. During 1994, 1995 and 1996, there were approximately 61, 105 and 136 people, respectively, involved in engineering activities. To date, all software development costs have been expensed as incurred, as the impact of software development costs that qualify for capitalization under Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," have been immaterial to the financial statements. The Company believes that significant investments in research and development are required for the Company to remain competitive. As a consequence, the Company intends to increase the dollar amount of its software development expenditures in the future, and these increases may not vary directly with the level of revenues for that same period, having an adverse effect on the results of operations.

         Sales and Marketing. Sales and marketing expenses were $5.1 million, $6.8 million and $10.1 million in 1994, 1995 and 1996, respectively, representing 38%, 33% and 38% of revenues in 1994, 1995 and 1996, respectively. Sales and marketing expenses include personnel and associated costs relating to selling, sales support and marketing activities, including marketing programs such as trade shows and other promotional costs. In 1995 and 1996, the increases in sales expenses in dollars resulted primarily from expansion of the Company's sales and support organizations both in the United States and internationally. During 1994, 1995 and 1996, there were approximately 39, 53 and 74 people, respectively, primarily involved in sales activities. From 1994 to 1995 the Company's staffing and expenditures with respect to marketing activities remained relatively unchanged. In 1996, the Company's marketing expenditures increased primarily due to an increased level of personnel and marketing programs primarily in North America. The Company intends to increase the dollar amount of its sales and marketing expenditures in the future.

         Administration. Administration expenses were $1.4 million, $2.1 million and $2.7 million in 1994, 1995 and 1996, respectively, representing 10% of revenues in each of those years. The dollar increases were primarily due to higher levels of staffing. In addition, during 1996 the Company incurred additional expenses to meet the reporting requirements imposed on a public company. During 1994, 1995 and 1996, there were approximately 13, 20 and 29 people, respectively, primarily involved in administrative activities. The Company expects to increase the dollar amount of its administration expenditures in the future to support potential growth and to continue to meet the reporting requirements imposed on a public company.

         Agency Grants. In 1992, 1994 and 1996 the Company secured grant aid in the amount of $750,000, $850,000 and $793,000, respectively, from the Industrial Development Authority of Ireland under an incentive program designed to induce organizations to locate and conduct business in Ireland. These grants are for six years each and are primarily dependent upon the creation and fulfillment of new jobs within the Company in Ireland. The Company reflected as a reduction of operating expenses $192,000, $712,000 and $413,000 relating to these grants in 1994, 1995 and 1996, respectively. The Company also received grant aid from the Technological Finance Authority - Berlin under an incentive program to promote research and development in small and medium sized German-owned companies located in Berlin. The Company reflected as a reduction of operating expenses $13,000, $124,000 and $87,000 relating to these grants in 1994, 1995 and 1996, respectively. As of August 31, 1996, the Company is no longer eligible to receive grants from the Technological Finance Authority - Berlin. The Company also received grant aid from the Israel-United States Binational Industrial Research and Development Foundation in 1993 in an aggregate amount of $222,000 covering an approximate one-year period. During 1994, the Company reflected as reduction of operating expense $118,000 as its final amount under this grant. The Company expects the level of grant aid it receives from differing sources to vary from year to year.

         Acquisition Costs. Acquisition costs of $227,000 in 1996 represent the direct costs, primarily legal and accounting of the business combination of NetCS Informationstechnik GmbH and ISOCOR.

         Provision for Loss on Investment. Provision for loss on investment of $100,000 in 1995 represents the Company's estimate of a one-time loss related to the sale of a 15% interest in a UK company, which interest the Company had held since 1992 and subsequently liquidated in January 1996. This investment was made to provide access to technology that is no longer strategic to the Company as a result of the Company's internal technology development efforts.

         Income (Loss) from Currency Fluctuations. Income (loss) from currency fluctuations was $201,000, $72,000 and $(82,000) in 1994, 1995 and 1996,
respectively. The differences resulted primarily from changes in foreign currency exchange rates.

         Interest Income. Interest income was $157,000, $104,000 and $1,010,000 in 1994, 1995 and 1996, respectively. The increase in 1996 was primarily a result of interest income on the Company's increased cash equivalents and marketable securities related to the Company's initial public offering in March 1996.

         Provision for Income Taxes. During 1994 and 1995 the Company did not generate taxable income in the United States. In 1996, the Company utilized $390,000 of tax loss carryforwards to offset income otherwise taxable in the United States, which resulted in a significant reduction in income tax expense for that year. Included in provision for income taxes in 1995 is $278,000 relating to income taxes withheld by a foreign government relating to a substantial sale in that country made from the United States. Such taxes withheld generate foreign tax credits for U.S. federal tax purposes and therefore may be used in the future against other United States income taxes otherwise payable. The Company has significant operations and generates a substantial portion of its taxable income in Ireland. Under a tax holiday due to terminate in 2010, the Company is taxed in Ireland on its "manufacturing income" at a 10% rate. For Irish tax purposes, most of the Company's operating income earned in Ireland is considered "manufacturing income". To qualify for this 10% rate, the Company must carry out "software development services" or "technical or consultancy services" (as defined in the Irish Finance Act 1980) in Ireland and qualify for an employment grant from the Industrial Development Authority of Ireland. If the Company ceases to comply with these qualifications, all or a part of its taxable profits may be subject to a 38% tax rate on its post disqualification date taxable profits. Should this occur, or should Irish tax laws be rescinded or changed, the Company's net income could be materially adversely affected. Because the Company utilized tax loss carryforwards to offset income otherwise taxable in Ireland in 1994 and 1995, this reduced tax rate has not resulted in significant reductions in income tax expense for those years.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the Company's initial public offering in March, 1996, the Company financed its operations primarily through private sales of equity securities. The Company received net proceeds of approximately $10,000, $3.2 million, and $1.8 million in 1994, 1995 and 1996, respectively, from the private sale of equity securities. In March, 1996 the Company completed a public offering and sale of 2,300,000 shares of its common stock, resulting in net proceeds to the Company of approximately $18.4 million. Funds from the Company's equity financings continue to be used to fund the expansion of the Company's infrastructure and internal operations, including purchases of capital equipment and the hiring of additional personnel.

         The Company generated (used) cash from operating activities of $(259,000), $(565,000) and $446,000 in 1994, 1995 and 1996, respectively.
Operating cash flows in 1995 relative to 1994 were affected by a substantial increase in accounts receivable as a result of the Company's increased level of revenues, offset by the Company's achieving positive net income in 1995, and increases in deferred revenues and product development obligation. Operating cash flows in 1996 relative to 1995 were affected by increases in deferred revenues, offset by a substantial increase in accounts receivable as a result of the Company's increased level of revenues and a decrease in product development obligation. Cash flow from operations can vary significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. In addition, the Company typically generates a large percentage of its quarterly revenues during the last few weeks of the quarter, which when coupled with payment terms in excess of 90 days on some of the larger sales and the Company's increased revenues in 1995 and 1996, have given rise to increases in the accounts receivable balances in those years. The Company expects that certain of the Company's larger sales will continue to have longer payment terms, thus slowing the cash flow cycle. The Company does not believe these longer payment terms are likely to have a material adverse effect on the collectibility of the related receivables.

         The Company currently anticipates that the Company's available cash, cash equivalent and marketable securities resources (approximately $25.1 million as of December 31, 1996), will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             Page

Consolidated Balance Sheets...............................    21

Consolidated Statements of Operations.....................    23

Consolidated Statements of Shareholders' Equity...........    24

Consolidated Statements of Cash Flows.....................    25

Notes to Consolidated Financial Statements................    26

                                     ISOCOR

                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                       December 31
                                                  ---------------------
                                                    1995          1996
                                                  -------       -------
                                     ASSETS
Current assets:
  Cash and cash equivalents                       $ 5,880       $13,374
  Marketable securities                                --        11,739
  Trade accounts receivable
      Customer, net                                 8,201        11,160
      Related party                                   344            74
  Other current assets                              1,629         1,618
                                                  -------       -------

           Total current assets                    16,054        37,965

Investments, net                                      638            --
Property and equipment, net                         2,434         2,990
Other assets                                          368           343
                                                  -------       -------
           Total assets                           $19,494       $41,298
                                                  =======       =======

  The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR

                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $ 1,051        $   819
  Other accrued expenses                                                3,114          3,677
  Deferred revenues                                                     1,440          2,730
  Product development obligation                                          510            380
  Other current liabilities                                               286            301
                                                                      -------        -------
          Total current liabilities                                     6,401          7,907

  Product development obligation                                          315             --
  Other long-term liabilities                                             291            187
                                                                      -------        -------
          Total liabilities                                             7,007          8,094

Commitments and contingencies

Shareholders' equity:
  Redeemable convertible preferred stock, series A,
   (liquidation preference $4,688) authorized, issued and
    outstanding, 1,875,000 shares at December 31, 1995                  4,846
  Redeemable convertible preferred stock, series B,
   (liquidation preference $7,388) authorized 2,066,673 shares,
    issued and outstanding, 2,066,655 shares at December 31,            8,341
    1995
  Redeemable convertible preferred stock, series C,
   (liquidation preference $3,750) authorized 2,060,000 shares,
    issued and outstanding, 857,142 shares at December 31, 1995         4,450
  Redeemable convertible preferred stock, series D,
   (liquidation preference $1,500) authorized 300,000 shares,
    issued and outstanding, 150,000 shares at December 31, 1995           653
  Common stock, authorized 10,000,000 shares,
     issued and outstanding 1,661,967 and 9,315,241
     shares at December 31, 1995 and 1996, respectively                   601         39,047
  Notes receivable from shareholders                                      (45)           (26)
  Accumulated deficit                                                  (6,163)        (5,680)
  Deferred compensation                                                  (280)          (205)
  Cumulative foreign currency translation adjustment                       84             68
                                                                      -------        -------
    Total shareholders' equity                                         12,487         33,204
                                                                      -------        -------
      Total liabilities and shareholders' equity                      $19,494        $41,298
                                                                      =======        =======

  The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Years Ended December 31,
                                                -------------------------------------
                                                  1994           1995           1996
                                                -------        -------        -------
Revenues:

  Products:
    Customer                                    $ 9,593        $17,200        $20,785
    Related parties                               1,514            381            503

  Services:
    Customer                                      2,306          3,122          5,045
    Related parties                                 128             71             61
                                                -------        -------        -------
         Total revenues                          13,541         20,774         26,394

Cost of revenues:
  Products                                        1,642          2,938          2,663
  Services                                        1,179          1,656          2,405
                                                -------        -------        -------
         Total cost of revenues                   2,821          4,594          5,068
                                                -------        -------        -------

Gross profit                                     10,720         16,180         21,326
                                                -------        -------        -------
Operating expenses:
  Engineering                                     4,668          7,522          9,041
  Sales and marketing                             5,117          6,843         10,142
  Administration                                  1,378          2,065          2,676
  Agency grants                                    (323)          (836)          (500)
                                                -------        -------        -------
         Total operating expenses                10,840         15,594         21,359
                                                -------        -------        -------

Income (loss) from operations                      (120)           586            (33)
 Acquisition costs                                   --             --           (227)
 Provision for loss on investment                    --           (100)            --
 Income (loss) from currency fluctuations           201             72            (82)
 Interest income                                    157            104          1,010
                                                -------        -------        -------

Income before income taxes                          238            662            668

Provision for income taxes                          248            343            185
                                                -------        -------        -------

Net Income (loss)                               $   (10)       $   319        $   483
                                                =======        =======        =======

Net income (loss) per share                     $    --        $  0.04        $  0.06
                                                =======        =======        =======

Shares used in per share calculation              2,609          7,783          8,247
                                                =======        =======        =======

  The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                       Series A                     Series B                    Series C
                                                    Preferred Stock              Preferred Stock             Preferred Stock
                                              --------------------------------------------------------------------------------
                                               Number of                      Number of                    Number of
                                                 Shares          Amount         Shares       Amount          Shares     Amount
                                              --------------------------------------------------------------------------------
Balances, December 31, 1993                     1,875,000      $ 4,846         2,036,997    $ 8,156         457,142    $ 1,951

Issuance of common stock

Net loss

Dividends paid

Currency translation
                                               ----------      -------        ----------    -------        --------    -------
Balances, December 31, 1994                     1,875,000        4,846         2,036,997      8,156         457,142      1,951

Issuance of preferred stock, net of
    offering costs:
    Series B preferred stock                                                      29,658        185
    Series C preferred stock                                                                                400,000      2,499
    Series D preferred stock
    Issuance of common stock

Repurchase of common stock

Deferred compensation

Payment of notes receivable

Net income

Currency translation
                                               ----------      -------        ----------    -------        --------    -------
Balances, December 31, 1995                     1,875,000        4,846         2,066,655      8,341         857,142      4,450

Initial public offering (IPO), net of
offering costs

Conversion of preferred stock to               (1,875,000)      (4,846)       (2,066,655)    (8,341)       (857,142)    (4,450)
common stock at IPO

Issuance of common stock

Deferred compensation

Payment of notes receivable

Net income

Currency translation
                                               ----------      -------        ----------    -------        --------    -------
Balances, December 31, 1996                            --      $    --                --    $    --              --    $    --
                                               ==========      =======        ==========    =======        ========    =======

                                                      Series D
                                                   Preferred Stock                         Common Stock
                                              ---------------------------------------------------------------------------------
                                                 Number of              Number of                      Notes         Deferred
                                                   Shares     Amount      Shares        Amount       Receivable    Compensation
                                              ---------------------------------------------------------------------------------
Balances, December 31, 1993                                               1,521,000      $   170       $(27)           $

Issuance of common stock                                                    104,947           68        (27)

Net loss

Dividends paid

Currency translation
                                                 --------      -----      ---------      -------        ---            -----
Balances, December 31, 1994                            --         --      1,625,947          238        (54)              --

Issuance of preferred stock, net of
    offering costs:
    Series B preferred stock
    Series C preferred stock
    Series D preferred stock                      150,000        653
    Issuance of common stock                                                 90,520           58        (26)

Repurchase of common stock                                                  (54,500)         (20)        20

Deferred compensation                                                                        325                        (280)

Payment of notes receivable                                                                              15

Net income

Currency translation
                                                 --------      -----      ---------      -------        ---            -----
Balances, December 31, 1995                       150,000        653      1,661,967          601        (45)            (280)

Initial public offering (IPO), net of                                     2,300,000       18,270
offering costs

Conversion of preferred stock to                 (150,000)      (653)     5,007,130       18,290
common stock at IPO

Issuance of common stock                                                    346,144        1,886

Deferred compensation                                                                                                     75

Payment of notes receivable                                                                              19

Net income

Currency translation
                                                 --------      -----      ---------      -------        ---            -----
Balances, December 31, 1996                            --      $  --      9,315,241      $ 9,047       $(26)           $(205)
                                                 ===========================================================================

                                                             Foreign
                                                             Currency
                                              Accumulated    Translation
                                                Deficit      Adjustment         Total
                                              -----------    -------------------------
Balances, December 31, 1993                    $(6,185)       $ 196           $  9,107

Issuance of common stock                                                            41

Net loss                                           (10)                            (10)

Dividends paid                                    (287)                           (287)

Currency translation                                           (154)              (154)
                                              -----------    -------------------------
Balances, December 31, 1994                     (6,482)          42              8,697

Issuance of preferred stock, net of
    offering costs:
    Series B preferred stock                                                       185
    Series C preferred stock                                                     2,499
    Series D preferred stock                                                       653
    Issuance of common stock                                                        32

Repurchase of common stock                                                           0

Deferred compensation                                                               45

Payment of notes receivable                                                         15

Net income                                         319                             319

Currency translation                                             42                 42
                                              -----------    -------------------------
Balances, December 31, 1995                     (6,163)          84             12,487

Initial public offering (IPO), net of                                           18,270
offering costs

Conversion of preferred stock to                                                     0
common stock at IPO

Issuance of common stock                                                         1,886

Deferred compensation                                                               75

Payment of notes receivable                                                         19

Net income                                         483                             483

Currency translation                                             (16)              (16)
                                              -----------    -------------------------
Balances, December 31, 1996                   $ (5,680)       $   68           $33,204
                                              ========================================







  The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                            --------------------------------------
                                                             1994           1995            1996
                                                            -------        -------        --------
Cash flows from operating activities:
  Net income (loss) .................................       $   (10)       $   319        $    483
  Adjustments to reconcile net loss to net cash
     used by operating activities:
     Provision for doubtful accounts, returns and
       price protection .............................           136            279           1,026
     Depreciation and amortization ..................           869            938           1,304
     Amortization of deferred compensation ..........            --             45              75
     Provision for loss on investment ...............            --            100              --
     Deferred rent ..................................           (79)            47             (21)
     (Increase)/decrease in:
       Accounts receivable ..........................        (2,150)        (4,375)         (3,577)
       Other current assets .........................          (435)          (643)            104
       Other assets .................................            (6)            71             (81)
     Increase/(decrease) in:
       Accounts payable .............................           363            270            (220)
       Other accrued expenses .......................         1,102            606             615
       Deferred revenues ............................           (91)           705           1,220
       Other current liabilities ....................           (11)           199              34
       Product development obligation ...............            --            825            (445)
       Long-term liabilities ........................            53             49             (71)
                                                            -------        -------        --------
          Net cash used by operating activities .....          (259)          (565)            446
                                                            -------        -------        --------
Cash flows from investing activities:
  Purchase of property and equipment ................        (1,084)        (1,612)         (1,782)
  Purchase of marketable securities .................            --             --         (11,739)
  Investments, at cost ..............................          (298)          (240)             --
  Sale of minority interest                                      --             --             547
   in non-consolidated subsidiary ...................       -------        -------        --------
          Net cash used by investing activities .....        (1,382)        (1,852)        (12,974)
Cash flows from financing activities:
  Proceeds from the sale of stock, net ..............            10          3,199          20,165
  Payment of cash dividend ..........................          (287)            --              --
                                                            -------        -------        --------
          Net cash provided by financing activities .          (277)         3,199          20,165
                                                            -------        -------        --------
Effect of exchange rate changes on cash .............          (221)          (183)           (143)
                                                            -------        -------        --------
          Net increase (decrease) in cash ...........        (2,139)           599           7,494
Cash and cash equivalents, beginning of year ........         7,420          5,281           5,880
                                                            -------        -------        --------
Cash and cash equivalents, end of year ..............       $ 5,281        $ 5,880        $ 13,374
                                                            =======        =======        ========
Supplemental schedule of non-cash financing
activities:
  Common Stock issued for acquisition ...............       $    30             --              --
  Series B Preferred Stock issued for acquisition ...            --        $   185              --
  Deferred compensation .............................            --        $   325              --
  Common stock issued to shareholders in exchange
    for notes receivable, net........................       $    28        $     6              --


        The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     ISOCOR (the "Company") develops, markets and supports off-the-shelf electronic information exchange software products and services that enable businesses and government agencies to engage in electronic communications over corporate networks, public telephone networks, value-added networks and the Internet.

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions. In accordance with Accounting Principles Board Opinion No. 18 "The Equity Method of Investing in Common Stock," the Company records investments of less than 20% of the outstanding common stock of the investee, when there is no significant influence over the investee's operating or financial policies, on the cost basis. Investments in excess of 50% of the outstanding common stock of the investee are consolidated. The Company has no investments between 20% and 50% of investee common stock.

     Pursuant to a Stock Purchase Agreement dated August 29, 1996 by and among ISOCOR B.V., a wholly owned subsidiary of the Company, NetCS Informationstechnik GmbH, a corporation organized under the laws of the Federal Republic of Germany ("NetCS") and the stockholders of NetCS, (the "Purchase Agreement"), the Company acquired (the "Acquisition") all of the outstanding quota interests (shares) in NetCS in exchange for an aggregate of 475,000 shares of the Company's Common Stock. The Acquisition has been accounted for under "pooling of interests" accounting treatment, and therefore, as required by Accounting Principles Board Statement No. 16, all financial statements herein have been restated as though the Acquisition had been effected for all periods presented. Therefore, the Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows presented herein include the operations and financial position of NetCS for all periods presented.

Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Statement of cash flows

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company's accounts receivable are derived from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any unusual credit-related losses. At December 31, 1996 and 1995, the Company had balances held in U.S. banks of approximately $2,754,000 and $3,283,000 respectively, which exceeded federally insured limits. Cash equivalents are managed by major investment firms in accordance with the Company's investment policy.

Property and equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, and any resulting gain or loss is included in operations.

Foreign currency translation

     Results of operations for foreign entities are translated using the average exchange rates during the period. Foreign entities' assets and liabilities are translated to U.S. Dollars using the exchange rates in effect at the balance sheet date, and resulting translation adjustments are recorded in a separate component of shareholder's equity. Actual gains or losses incurred on currency transactions in other than the entities' functional currencies are included in income in the current period.

Revenue recognition

     The Company derives revenue from two principal and related sources: software licenses and services. Software license revenues, designated in the Company's financial statements as product revenues, are generated from licensing to end users, distributors and resellers. The Company generates service revenues primarily from software maintenance, training, support and custom engineering. The Company generally recognizes product revenues upon shipment, net of allowances for estimated future returns and price protection, provided that no significant obligations of the Company remain and that collection of the resulting receivable is deemed probable. Upon shipment, the Company accrues the cost of any insignificant performance obligations. The Company recognizes service revenues from customer support and maintenance fees ratably over the term of the service period, which is typically 12 months. Payments for maintenance fees are generally made in advance. The Company generally recognizes service revenues from custom engineering which is separately contracted for and priced from the software license fees, as specific milestones are met in the respective agreements. Where customer engineering is essential to the functionality of the software, the Company does not recognize revenue on the underlying software until the requirements of the specific development arrangement are satisfied. Deferred revenues represent the difference between amounts invoiced and amounts recognized as revenues under software development and maintenance agreements. The Company recognizes service revenues from training activities as the services are provided. Amounts received in connection with a product development arrangement (See Note 11) under which the Company is committed to specific efforts are recognized as reductions in associated product development costs as those costs are incurred.

Agency grants

     Agency grants are recognized as reductions in operating expenses as earned under the respective terms of the agreements.

Software development costs

     Costs related to the conceptual formulation and design of software products are expensed as engineering expense. Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's development process, technological feasibility is established upon completion of a working model. To date, costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been immaterial.

Excess of cost over assets acquired

     The excess of cost over net assets acquired is amortized over the estimated useful life of one to five years using the straight line method. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") that establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. In accordance with SFAS No. 121, it is the Company's policy to review and evaluate periodically whether there has been a permanent impairment in the value of intangibles. Factors considered in the valuation include current operating results, trends and anticipated undiscounted cash flows.

Income taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable in connection with the current period operations plus or minus the change during the period in deferred tax assets and liabilities. (See Note 10).

Computation of net income (loss) per common share

     Net income (loss) per common share is computed using the weighted average number of shares of Common Stock and common equivalent shares outstanding. Common equivalent shares related to stock options, warrants and Preferred Stock are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares, issued at prices below the initial public offering price during the 12 months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented, using the treasury stock method and the initial public offering price. All per share information has been given retroactive effect for the 1 for 2.5 reverse stock split which occurred on January 26, 1996 for all outstanding shares of Common and Preferred Stock. All of the 475,000 common shares of the company issued to effect the business combination with NetCS have been fully weighted for all periods presented for the computation of the weighted average number of shares outstanding as required for "pooling of interests" accounting treatment.

Reclassifications

     Certain reclassifications have been made to the 1994 and 1995 financial statements to conform with the 1996 presentation.

2. INITIAL PUBLIC OFFERING

         In March 1996 the Company completed the public offering and sale of 2,300,000 shares of its common stock at $9 per share resulting in net proceeds to the Company after offering costs, underwriting discounts and commissions of approximately $18,379,000. The Company's shares are traded on the Nasdaq National Market System under the symbol "ICOR."

3.   MARKETABLE SECURITIES

At December 31, 1996 the Company held the following positions (dollars in thousands):

                                                                       Maturities
                                                                       ----------
Corporate notes....................................       $ 8,098      1-10 months
U.S. Government obligations........................         3,641      1-6 months
                                                          -------
                                                          $11,739
                                                          =======

     Realized gains and losses are based on the book value of the specific securities sold and were immaterial during the years ended December 31, 1996. In 1994 and 1995, the Company had no marketable securities.

4.   ACCOUNTS RECEIVABLE

     Customer trade accounts receivable, net of allowances as of December 31, 1995 and 1996 were (dollars in thousands):

                                                             December 31,
                                                         ---------------------
                                                          1995           1996
                                                         ------        -------
Accounts receivable ..............................       $8,787        $12,807
Less:  Allowance  for doubtful  accounts,  returns
and price protection .............................         (586)        (1,647)
                                                         ------        -------
                                                         $8,201        $11,160
                                                         ======        =======

     As of December 31, 1996, approximately 72% of the Company's trade accounts receivable were from customers located in Europe.

5.   PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1995 and 1996 consisted of the following (dollars in thousands):

                                           December 31,
                                     ----------------------
                                       1995           1996
                                     -------        -------
Computer equipment ...............   $ 3,345        $ 4,785
Office equipment and furniture....     1,667          2,010
                                     -------        -------
                                       5,012          6,795
Less accumulated depreciation.....    (2,578)        (3,805)
                                     -------        -------
                                     $ 2,434        $ 2,990
                                     =======        =======

     For the years ended December 31, 1994, 1995 and 1996, depreciation expense was $522,000, $925,000 and $1,276,000 respectively.

6.   INVESTMENTS, AT COST

     In 1994, the Company acquired a technology company located in Europe for $298,000. The transaction was recorded as a purchase; the $262,000 paid in excess of fair market value of assets acquired was amortized over the estimated useful life of 12 months. The results of operations for this investment have been included in the Consolidated Statement of Operations for the periods subsequent to the acquisition and were insignificant prior to the acquisition.

     In October 1995, the Company acquired a 60 percent interest in a sales and distribution company located in Europe for 29,658 shares of Preferred Series B stock and $279,000 in cash. The transaction was recorded as a purchase and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon fair market value. The $355,000 paid in excess of the fair market value is being amortized using the straight line method over an estimated useful life of five years and is included in Other Assets in the accompanying Consolidated Balance Sheets as of December 31, 1995 and 1996, net of accumulated amortization of $14,000 and $72,000, respectively. At December 31, 1995 and 1996 the related 40 percent minority interest was $79,000. The Company is required to purchase the remaining 40 percent of this sales and distribution company within four years from the date of purchase, at a price approximating net revenues for the year preceding the purchase, subject to various adjustments and maximums. The results of operations for this investment have been included in the Consolidated Statements of Operations for the periods subsequent to the acquisition and were insignificant prior to the acquisition.

     Provision for loss on investment of $100,000 in 1995 represented the Company's estimate of a one-time loss related to the sale of a 15% interest in a UK company, for which the terms for liquidation of the Company's position were substantially agreed to in December 1995 and the liquidation was consummated in January 1996.

     Pursuant to a Stock Purchase Agreement dated August 29, 1996 by and among ISOCOR B.V., a wholly owned subsidiary of the Company, NetCS Informationstechnik GmbH, a corporation organized under the laws of the Federal Republic of Germany ("NetCS") and the stockholders of NetCS, (the "Purchase Agreement"), the Company acquired (the "Acquisition") all of the outstanding quota interests (shares) in NetCS in exchange for an aggregate of 475,000 shares of the Company's Common Stock. The Acquisition has been accounted for under "pooling of interests" accounting treatment, and therefore, as required by Accounting Principles Board Statement No. 16, all financial statements herein have been restated as though the Acquisition had been effected for all periods presented. Accordingly, although the Company has never paid and has no plans to pay dividends in the future, the dividends declared by NetCS in 1993 and 1994 and paid in 1994 are reflected in these financial statements. A reconciliation of the Company's previously reported revenue and earnings to the earnings shown in these financial statements follows (dollars in thousands):

                                               Revenues        Net income (loss)
                                               --------        -----------------
Year Ended December 31, 1994
     ISOCOR only .....................          $10,192               $(362)
     NetCS only ......................            3,349                 352
                                                -------               -----
         Consolidated ISOCOR..........          $13,541               $ (10)
                                                =======               =====
Year Ended December 31, 1995
     ISOCOR only .....................          $16,501               $ 314
     NetCS only ......................            4,273                   5
                                                -------               -----
         Consolidated ISOCOR .........          $20,774               $ 319
                                                =======               =====
Six Months Ended June 30, 1996
     ISOCOR only .....................          $10,354               $ (49)
     NetCS only ......................            2,621                  34
                                                -------               -----
         Consolidated ISOCOR .........          $12,975               $ (15)
                                                =======               =====


7.   COMMITMENTS

     The Company leases its offices and operating facilities under various operating leases, which expire through 2001. Certain leases contain free rent periods and renewal options and provisions to increase monthly rentals at specified intervals. The Consolidated Statements of Operations reflect rent expense on a straight-line basis over the term of the respective leases.

     Total rental expense for the years ended December 31, 1994, 1995 and 1996 was $578,000, $1,042,000 and $1,128,000 respectively.

     Future minimum rental commitments under operating leases are as follows (dollars in thousands):


For the year ending
1997 .........................     $1,243
1998 .........................        550
1999 .........................        301
2000 .........................         68
2001 .........................         56
                                   ------
                                   $2,218
                                   ======


8.   OTHER ACCRUED EXPENSES

     Other accrued expenses include (dollars in thousands):

                                                 December 31,
                                          --------------------------
                                           1995                1996
                                          ------              ------
Salaries and related expenses..           $  819              $1,196
Royalties .....................              336                 556
Commissions ...................              455                 440
Corporate and sales taxes .....              714                 347
Other .........................              790               1,138
                                          ------              ------
                                          $3,114              $3,677
                                          ======              ======

9.   LONG-TERM LIABILITIES

     Long term liabilities include (dollars in thousands):

                                                 December 31,
                                               ---------------
                                               1995       1996
                                               ----       ----
Minority interest ......................       $ 79       $ 79
Deferred rent ..........................         47         26
Deferred tax liability .................        100         82
Loan from shareholder ..................         65
                                               ----       ----
                                               $291       $187
                                               ====       ====

10.   INCOME TAXES

     The source of income (loss) before income taxes is as follows (dollars in thousands):

                                        Years ended December 31,
                                    --------------------------------
                                     1994          1995         1996
                                    -------      ------        -----
United States................       $(1,574)     $ (881)       $(182)
Foreign......................         1,812       1,543          850
                                    -------      ------        -----
Income before income taxes...       $   238      $  662        $ 668
                                    =======      ======        =====

     The components of the provision for income taxes for the years ended December 31, 1994, 1995 and 1996 are as follows (dollars in thousands):


                                   Years Ended December 31,
                                -----------------------------
                                1994         1995        1996
                                ----         ----        ----
    U.S Federal-current         $ --         $ --        $ 18
    State-current                  1            1           5
    Foreign-current              189          374         254
    Foreign-deferred              58          (32)        (92)
                                ----         ----        ----
Total                           $248         $343        $185
                                ====         ====        ====

     Included in foreign taxes in the year ended December 31, 1995 is $278,000 relating to income taxes withheld by an Asian government relating to a substantial sale in that country made from the United States. Such taxes withheld generate foreign tax credits for U.S. federal tax purposes which may be used to offset United States income taxes otherwise payable generally for five years from the date initially claimed. The Company utilized foreign operating loss carryforwards to offset $1,172,000 and $941,000 of income subject to foreign taxation in 1994 and 1995, respectively.

The components of the Company's net deferred taxes as of December 31, 1995 and 1996 are as follows (dollars in thousands):


                                                          December 31,
                                                      --------------------
                                                       1995           1996
                                                       ----           ----
Deferred tax assets:
     Allowance for inventory, sales returns and
         doubtful accounts ....................       $   92        $  302
     Accrued vacation .........................           38            71
     Deferred revenues ........................          341           476
     Property and equipment ...................           48           131
     Net operating loss carryforward ..........        1,842         1,533
     Other ....................................           56            45
                                                      ------        ------
         Total deferred tax assets                     2,417         2,558
Valuation allowance ...........................       (2,417)       (2,484)
                                                      ------        ------
         Net deferred tax assets ..............           --            74
Deferred tax liability, property, equipment and
     computer software ........................         (100)          (81)
                                                      ------        ------
         Net deferred taxes ...................       $ (100)       $   (7)
                                                      ======        ======

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that management evaluate a variety of factors in reaching a conclusion regarding whether a valuation allowance against deferred tax assets is required. The Company has considered a number of factors which impact the likelihood that the deferred tax assets will be recovered, including the Company's history of operating losses for federal and state tax reporting purposes and the likelihood that U.S. operations will generate taxable income during the carryforward period for unused net operating loss carryforwards. Based upon a weighting of all available evidence, management believes that it is more likely than not that the Company will not generate significant taxable income from U.S. operations during the next two years, and beyond that has no basis to project taxable income, and has therefore concluded that it is more likely than not that deferred tax assets will not be realized. The Company has established a valuation allowance against its U.S. federal deferred tax assets due to the uncertainty surrounding realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of valuation allowance. At such time as it is determined more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

     As of December 31, 1996 the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $4.2 million and $1.9 million, respectively, and none remaining in foreign jurisdictions. These carryforwards, if unused, expire in various periods from 1998 to 2010.

     The overall effective tax rate differs from the statutory tax rate for the years ended December 31, 1994, 1995 and 1996 as follows:

                                                       % of Pretax Income
                                                 -------------------------------
                                                  1994         1995         1996
                                                 -----         ----         ----
Tax provision (benefit) based on the
     federal statutory rate ............          34.0%        34.0%        34.0%

U.S. loss not providing current tax
     benefit ...........................         (34.0)       (34.0)       (31.3)

Foreign taxes, net .....................         104.2         51.8         25.0
                                                 -----         ----         ----
Effective tax rate .....................         104.2%        51.8%        27.7%
                                                 =====         ====         ====

     The Company has significant operations and generates a substantial portion of its taxable income in Ireland. Under a tax holiday due to terminate in 2010, the Company is taxed in Ireland on its "manufacturing income" at a 10% rate. For Irish tax purposes, most of the Company's operating income earned in Ireland is considered "manufacturing income." To qualify for this 10% tax rate, the Company must carry out "software development services" or "technical or consultancy services" (as defined in the Irish Finance Act of 1980) in Ireland and qualify for an employment grant from the Industrial Development Authority of Ireland. If the Company ceases to comply with these qualifications, all or a part of its taxable profits may be subject to a 38% tax rate on its post disqualification date taxable profits. Should this occur, or should Irish tax laws be rescinded or changed, the Company's net income could be materially adversely affected. Because the Company utilized loss carryforwards to offset income otherwise taxable in Ireland in 1994 and 1995, this reduced tax rate did not result in significant reductions in income tax expense for those years.

The Company made payments totaling $10,000, $32,000 and $279,000 in 1994, 1995 and 1996 respectively, to foreign tax authorities.

11.  SHAREHOLDERS' EQUITY

Common Stock

     At December 31, 1995, there were 6,376,673 shares of Common Stock, reserved for automatic conversion of the Series A, B, C and D Preferred Stock at the stated conversion rates. This automatic conversion was effected on March 14, 1996, the date of effectiveness of the Company's initial public offering of its stock.

Preferred Stock

     Series A, B, C and D Preferred Stock had stated annual dividend rates of $.22500, $.32175, $.39375 and $.90000 per share, respectively. No dividends were ever declared or paid.

     The Series A, B, C and D Preferred Stock had a $2.50, $3.575, $4.375 and $10.00 liquidation preference over shares of Common Stock, respectively, and were redeemable anytime after July 19, 1998, upon written consent to redemption of a majority of the holders, at liquidation preference, plus declared and unpaid dividends, if any.

     In connection with the issuance of Series C Preferred Stock in November 1993, the Company provided the investor an option to purchase equity securities of the Company under certain conditions associated with sales by the investor and its affiliates of the Company's products in excess of specified minimum levels. The investor exercised that option, and purchased 39,942 shares of Common Stock upon the closing of the initial public offering on March 14, 1996 at 80% of the per share price of such offering.

     In December 1995, the Company entered into a Series D Preferred Stock Purchase Agreement with a strategic investor. The agreement provided for total consideration to the Company of $3,000,000, of which $1,500,000 was received in 1995 in exchange for 150,000 shares of the Company's Series D Preferred Stock and the Company's commitment to product development efforts estimated to cost $825,000. These costs were accrued with the remaining proceeds of $653,000, net, attributed to the Company's Series D Preferred Stock. Per the terms of the agreement, the number of shares of Common Stock issued upon automatic conversion at the initial public offering date, of this Series D Preferred Stock was calculated to provide effective per share pricing to this investor of 80% of the price per share of Common Stock paid by the public on that date. The investor was also committed to acquire and did acquire under the terms of the agreement, additional shares of the Company's Series D Preferred Stock with an aggregate purchase price of $1,500,000, at the initial public offering date of March 14, 1996. These shares also automatically converted into Common Stock such that the effective price per share of the Common Stock was the same as the Price to Public in the initial public offering on March 14, 1996.

     On March 14, 1996, the date of the initial public offering, all outstanding shares of Preferred Stock were canceled upon their automatic conversion to Common stock. At December 31, 1996, the Company has 2,000,000 shares of undesignated Preferred Stock authorized but not issued.

12.  STOCK OPTION AND EMPLOYEE BENEFIT PLANS

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's Common Stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No.123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands except for per share amounts):

                                                   1995               1996
                                                   ----               ----
Net earnings as reported..................        $ 319              $  483
Net earnings (loss), pro forma............          311                (584)
Earnings per share as reported............        $0.04              $ 0.06
Earnings per share (loss), pro forma......        $0.04              $(0.08)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995 and 1996

                                              1995                 1996
                                              ----                 ----
Risk free interest rate...............      6.23%                 6.10%
Expected lives (years)................         4                     4
Expected volatility...................        70%                   70%
Expected dividends....................         0                     0


1992 Stock Option Plan

     The Company's 1992 Stock Option Plan (the "1992 Option Plan") permits the grant of both "incentive stock options" designed to qualify under Internal Revenue Code Section 422 and non-qualified stock options. Incentive stock options may only be granted to employees of the Company whereas non-qualified stock options may be granted to employees and consultants. Each option, once vested, allows the optionee the right to purchase one share of the Company's Common Stock. The Board of Directors determines the exercise price of the options based on the fair market value of such shares on the date of grant; options granted to date generally vest ratably over four years and expire ten years from the date of the grant. Compensation expense equal to the difference between the assumed fair value of the Company's Common Stock at the grant date and the exercise price of the options, if any, is recognized ratably over the vesting period.

The following tables summarize certain information relative to stock options.

                                              Shares            Option Price
                                            ---------           ------------
Outstanding at December 31, 1993..            240,000               $.375
Granted ..........................            471,400          $.375 to $ .625
Exercised ........................             (2,000)              $.375
Canceled or expired ..............            (54,000)              $.625
                                            ---------
Outstanding at December 31, 1994..            655,400          $.375 to $ .625

Granted ..........................            510,400          $.625 to $ 7.50
Exercised ........................            (30,529)         $.375 to $ .625
Canceled or expired ..............            (83,884)         $.375 to $ .625
                                            ---------
Outstanding at December 31, 1995..          1,051,387          $.375 to $ 7.50
Granted ..........................          1,174,700          $6.44 to $12.50
Exercised ........................           (139,554)         $.375 to $ 5.00
Canceled or expired ..............           (111,445)         $.375 to $12.50
                                            ---------
Outstanding at December 31, 1996..          1,975,088          $.375 to $12.50
                                            =========

                                                               Weighted Average
                                                     Shares     Option Price
                                                     ------     ------------
Outstanding at December 31, 1996
   Weighted average life - 112 months ........       22,500        $12.50
   Weighted average life - 109 months ........      260,200        $ 7.98
   Weighted average life - 116 months ........      915,000        $ 6.54
   Weighted average life - 105 months ........      140,730        $ 1.25
   Weighted average life - 94 months .........      462,297        $ .625
   Weighted average life - 74 months .........      174,361        $ .375
                                                  ---------
                                                  1,975,088        $ 4.49
                                                  =========

                                                              Weighted Average
                                                   Shares     Option Price
                                                   ------     ------------
Exercisable at December 31, 1996
     Weighted average life - 112 months ..........       --          --
     Weighted average life - 109 months ..........  17,560       $7.72
     Weighted average life - 116 months ..........   9,676       $5.00
     Weighted average life - 105 months ..........  44,664       $1.25
     Weighted average life - 94 months ........... 267,138       $.625
     Weighted average life - 74 months ..........  165,731       $.375
                                                   -------
                                                   504,769       $.928
                                                   =======
Options at December 31, 1996 available
for future grant ......................            152,828
                                                   =======

401(k) Salary Reduction Plan and Trust

     In 1992, the Company adopted the ISOCOR 401(k) Salary Reduction Plan and Trust (the "Plan") for all qualified employees. No Company contributions were made to the Plan for the years ended December 31, 1994, 1995 and 1996.

1996 Employee Stock Purchase Plan

     In 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 250,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Company's Common Stock on the first day or the last day of each six-month purchase period. At December 31, 1996 no shares had been issued under this Purchase Plan.

1996 Directors Stock Option Plan

     In 1996, the Company adopted the 1996 Directors' Stock Option Plan (the "Directors' Plan"). A total of 150,000 shares of Common Stock has been reserved for issuance under the Directors' Plan. The Directors' Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company, including an option to purchase 10,000 shares of Common Stock on the date on which the optionee first becomes a nonemployee director of the Company or January 18, 1996 with respect to the Company's current nonemployee directors, and an additional option to purchase 2,500 shares of Common Stock on the first calendar day of the Company's fiscal year commencing in 1997 if, on such date, the optionee shall have served on the Company's Board of Directors for at least three months. The exercise price per share of all options granted under the Directors' Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant of the option. During the year ended December 31, 1996, under this Plan, options to purchase 45,000 shares of Common Stock at an exercise price of $8.00 per share were granted, 12,500 of which were canceled prior to December 31, 1996. At December 31, 1996 there were 32,500 options outstanding at an exercise price of $8.00 per share, none of which were exercisable at that date, and there were 117,500 options available for future grant under the Directors' Plan.

13.  GEOGRAPHICAL AREA INFORMATION

     The Company operates in a single industry segment, the development, marketing and support of off-the-shelf electronic information exchange software. The Company's operations consist of engineering, sales and marketing, administration and support in both the United States and Europe.

     Revenues and operating income for the years ended December 31, 1994, 1995, and 1996 and identifiable assets as of December 31, 1994, 1995 and 1996, classified by the major geographical areas in which the Company operates, are as follows (dollars in thousands):

                                                1994            1995          1996
                                                ----            ----          ----
Revenues:
United States .........................       $ 5,056        $ 7,942        $10,927
Ireland ...............................         7,503         12,067         15,932
Other Europe ..........................         3,604          5,173          7,226
Intercompany elimination ..............        (2,622)        (4,408)        (7,691)
                                              -------        -------         ------
                                              $13,541        $20,774         26,394
                                              =======        =======         ======

Operating income (loss):
United States .........................       $(1,867)       $(1,298)       $(1,361)
Ireland ...............................         1,430          1,929          1,177
Other Europe ..........................           317            (45)           151
                                              -------        -------         ------
                                                 (120)           586            (33)
Provision for loss on investment ......            --           (100)            --
Other income ..........................           358            176            701
                                              -------        -------         ------
Income before income taxes ............       $   238        $   662        $   668
                                              =======        =======         ======

                              1994            1995               1996
                            -------         -------            -------
Identifiable assets:
United States.......        $ 6,343         $ 8,878            $29,304
Ireland.............          4,751           7,591              9,146
Other Europe........          1,390           3,025              2,848
                            -------         -------            -------
         Total......        $12,484         $19,494            $41,298
                            =======         =======            =======

     The Company's transfers between geographical areas are accounted for using methods designed to approximate comparable arms-length transactions. Such transfers are eliminated in the consolidated financial statements. Export sales from the United States for the years ended December 31, 1994, 1995 and 1996 were $1,475,000, $3,464,000 and $2,131,000, respectively. The majority of these sales were made to Asia and South America.

     The Company currently relies significantly on resellers in Europe for certain elements of marketing and distribution of its software products. In the event the Company is unable to retain its resellers, there is no assurance that the Company will succeed in replacing them. Any changes in the Company's distribution channel could have a significant impact on sales and adversely affect operating results.

14.   RELATED PARTY TRANSACTIONS

     In 1991, the Company entered into a software OEM agreement with a United Kingdom based software company in connection with a license to use their software products. In 1992, the Company purchased 15% of this company for $737,668 which investment was subsequently divested in early 1996 (See Note 6). During 1994 and 1995 when this software company was a related party, royalty payments totaling approximately $303,000 and $355,000 were made under the agreement. The Company's cost of sales in 1994 and 1995 included $237,000 and $210,000, respectively, of royalty costs associated with this arrangement. Accrued royalties payable to this software company as of December 31, 1995 were $79,000.

     The Company made rental payments of approximately $160,000 and $100,000 for the years ended December 31, 1994, and 1995, respectively, to an affiliate of a shareholder in connection with the lease of the Company's previous California offices.

     Included in related party revenues for the years ended December 31, 1994, 1995, and 1996 was approximately $910,000, $83,000, and $272,000 respectively, relating to software license and maintenance agreements with a shareholder. Included in deferred revenues as of December 31, 1995 and 1996 were $37,000 and $0, respectively, relating to the same transactions.

     Included in revenue for the year ended December 31, 1994, 1995, and 1996 was approximately $732,000, $369,000 and $292,000, respectively relating to a software license and maintenance agreements with an affiliate of a preferred shareholder. Included in accounts receivable as of December 31, 1995 and 1996 was $344,000 and $74,000, respectively, relating to this distributor.

     Gross margins on related party revenues approximate those realized in transactions with non-affiliates.

     As part of the 1995 acquisition discussed in Note 6, the Company assumed a $65,000 liability due to a shareholder, which was paid during 1996.

     During 1996, the Company reflected as a reduction of operating expenses $445,000 relating to product development efforts committed to and performed by the Company under the Series D Preferred Stock Purchase Agreement discussed in
Note 11.

15.  AGENCY GRANTS

     During 1992, 1994 and 1996, the Irish Industrial Development Authority ("IDA") approved grant agreements with one of the Company's international subsidiaries for approximately $750,000, $850,000 and $793,000, respectively, over six years. The Company reflected as reduction of operating expenses $192,000, $712,000, and $413,000 relating to these grants for the years ended December 31, 1994, 1995 and 1996, respectively. These grants are based upon the Company's creation and fulfillment of new jobs in Ireland and include remedy provisions employed by the IDA to pursue partial revocation of amounts granted in the event the recipient of the grant substantially vacates its presence in Ireland during a period of five to seven years from date of grant. The Company's plans entail commitment to a significant continuing presence in Ireland, and accordingly, no liability has been recognized in the financial statements for this contingency. During 1993, the IDA purchased 20,000 shares of the Company's Common Stock.

     The Economic and Technological Finance Authority - Berlin ("Authority") makes grants to promote research and development in small and medium sized German-owned companies located in Berlin. The grants are paid quarterly based upon actual development costs, including salaries, and depend upon the work being carried out in Berlin. The Company reflected as a reduction of operating expenses $13,000, $124,000, and $87,000 relating to these grants for the years ended December 31, 1994, 1995 and 1996, respectively. Although remedy provisions exist for the recoverability of such grants if certain conditions are not met, the Company has been assured by the Authority that no recovery of the grants made to NetCS is contemplated, and accordingly, no liability has been recognized in the financial statements for this contingency. As of August 31, 1996, the company is no longer eligible to receive these grants in Germany.

     During 1993, the Israel-United States Binational Industrial Research and Development Foundation approved a grant agreement with the Company for $222,000 over approximately a one-year period. During 1994, the Company reflected as a reduction of operating expenses $118,000 as its final amount relating to this grant.

                        REPORT OF INDEPENDENT ACCOUNTANTS



We have audited the consolidated financial statements and the financial statement schedule of ISOCOR and subsidiaries listed in the index on page 20 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The consolidated financial statements give retroactive effect to the merger of ISOCOR B.V., a wholly-owned subsidiary of the Company and NetCS
Informationstechnik GmbH on August 29, 1996, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISOCOR and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

Los Angeles, California
February 12, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A as promulgated by the U.S. Securities and Exchange Commission (the "1997 Proxy Statement") for its Annual Meeting of Shareholders to be held May 15, 1997.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The current directors and executive officers of the Company, and their ages as of December 31, 1996, are as follows:

         NAME                    AGE                 POSITION
         ----                    ---                 --------
Andrew De Mari...............    57    President, Chief Executive Officer and
                                       Director

Bjorn Ahlen..................    44    Senior Vice President, International
                                       Sales and Marketing

Janine M. Bushman............    42    Vice President, Finance and
                                       Administration, Chief Financial
                                       Officer and Director

Paul Gigg....................    43    Vice President, European Marketing and
                                       Sales

Patrick S. Moore.............    45    Vice President, North American Sales

Betty Niimi..................    55    Senior Vice President, Product
                                       Development and Services

C. Raomal Perera.............    38    Senior Vice President, Engineering

John B. Stephensen...........    44    Vice President, Product Management

William M. Wolfe.............    45    Vice President, Business Development and
                                       Corporte Marketing

Jean-Michel Barbier (1)(2)...    51    Director

Alexandra Giurgiu (1)........    38    Director

G. Bradford Jones (2)........    41    Director

--------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

     Andrew De Mari is a founder of the Company and has served as the Company's President and Chief Executive Officer and a member of the Board of Directors since its founding in 1991. Dr. De Mari was previously a founder and the Chairman and Chief Executive Officer of Retix from its inception in 1985 to November 1990. Retix develops, manufactures, markets and supports networking software and system products. Prior to 1985, he was Senior Vice President of Research and Development and Engineering at Compucorp, a manufacturer of office automation products. Dr. De Mari holds M.S.E.E. and Ph.D. degrees in Electrical Engineering from the California Institute of Technology and Dott. Ing. Electrical Engineering from the Politecnico di Torino, Italy.

     Bjorn Ahlen is a founder of the Company and has been an officer of the Company since July 1991. For five years prior to joining the Company, Mr. Ahlen was the Vice President, International Marketing and Sales of Retix. Mr. Ahlen holds an E.E. degree with Computer Science specialization from Chalmers University of Technology in Gothenburg, Sweden.

         Janine M. Bushman joined the Company in April 1993. She became the Vice President of Operations of the Company in October 1994, was elected to the Board of Directors in July 1995 and was elected Vice President of Finance and Administration and Chief Financial Officer in November 1995. For almost six years prior to joining the Company, Ms. Bushman was Controller and Corporate Secretary for Interactive Systems Corporation, a developer and supplier of UNIX operating systems software. Ms. Bushman holds an M.B.A. from Loyola Marymount University and a B.S. in Accounting from the California State University at Northridge.

         Paul R. Gigg joined ISOCOR in January 1993. He became General Manager, Europe in October 1995 and was elected Vice President, European Marketing and Sales in October 1996. For more than five years prior to joining ISOCOR, Mr. Gigg was Director of Marketing and Engineering at Dowty Communications (formally Case Communications) a developer and supplier of networking products. Mr. Gigg holds a B.Sc. in Electrical and Electronic Engineering from the University of Wales.

         Patrick S. Moore joined the Company in January 1996 as Vice President of North American Sales. From February 1995 until joining the Company, he served as Vice President of Business Development for Locus Computing Corp., a software development company. From May 1993 to January 1995, he was the Vice President of Sales for Softbank Incorporated, an electronic distributor of software. From January 1992 until April 1993, Mr. Moore held a variety of positions in the sales organization of SunSoft, Inc., a developer and distributor of networking technologies. For nine years prior to that, Mr. Moore held a variety of positions in the sales organization of Interactive Systems Corporation. Mr. Moore holds a B.A. from Stanford University.

         Betty M. Niimi joined ISOCOR in May 1996 as Senior Vice President of Product Development and Services. For more than six years prior to joining ISOCOR, Ms. Niimi was Senior Vice President of the OEM Services Division at Locus Computing Corporation, a developer and supplier of UNIX operating systems software. Ms. Niimi holds an M.S. in Mathematics from the University of Illinois and a B.S. in Mathematics from the University of Massachusetts.

         C. Raomal Perera is a founder of the Company and has had overall responsibility for the Irish operations of ISOCOR since June 1991. He was elected an officer of ISOCOR in November 1992. Prior to that, he was the Software Research and Development Manager for Artist Graphics, a manufacturer of computer peripherals, from September 1990 to June 1991. For two years prior to that, Mr. Perera was employed by Retix as Associate Vice President, OSI Technology Unit and prior to that, Director of Engineering and Software Development Manager of Retix's Research and Development Centre in Ireland. Mr. Perera holds a B.S.E.E. degree from the University of Swansea, U.K.

         John B. Stephensen joined the Company in October 1993 and became Vice President, Product Management in July 1994. He was a co-founder of Retix where he was Senior Vice President, Technology from June 1988 until joining ISOCOR. Prior to becoming Senior Vice President, Technology, Mr. Stephensen served Retix in a number of capacities including, most recently, Vice President, Engineering. Prior to joining Retix, Mr. Stephensen served as Director of Systems Engineering at Compucorp, a manufacturer of office automation products. Mr. Stephensen studied Electrical Engineering at the University of California, Santa Barbara.

         William M. Wolfe joined the Company in January 1995 as a Vice President and currently serves as the Vice President of Business Development and Corporate Marketing. He was with Infonet Services Corporation, a telecommunications firm, from November 1989 to December 1994, where he last held the position of General Manager of Enhanced Services. Mr. Wolfe graduated with a B.S. in Education from the University of Milwaukee.

        Jean-Michel Barbier is Directeur General of Thomson-CSF Ventures, a corporate venture capital investor, with which he has been associated since 1987. He was elected to the Board of Directors of the Company in November 1993. He also serves on the Board of Directors of the following companies: Geris Consultants, Optim, Info Radio Interactive Services, Financial Architecture Research and Resources, Thomnet, Aonix Inc., Virtual IO, Inc., Virtual Prototypes, Inc. and Era A.S.

         Alexandra Giurgiu is President of Olivetti Management of America, Inc., an investment subsidiary of Ing. C. Olivetti & C., S.p.A., a manufacturer of information processing systems, which position she has held since 1991. Ms. Giurgiu has also been a Managing Director and Executive Officer of 4C Ventures, L.P., a venture capital partnership, since 1994. From 1984 to 1985, she was Director of International Operations for Lifeboat Associates, a software distribution and publishing company. She became a member of the Company's Board of Directors in May 1993. Additionally, she currently serves on the Board of Directors of Wireless Access, and Alacrity Systems.

         G. Bradford Jones is a general partner in the venture capital firm of Brentwood Venture Capital, which he joined in 1981. He became a member of the Company's Board of Directors in July 1991. Mr. Jones also serves on the Board of Directors of Aastrom Biosciencies, Interpore International, Onyx Acceptance Corporation, Plasma & Materials Technologies Inc. and several privately held companies.

         Further information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in the Registrant's 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Compensation of Executive Officers" in the Company's 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          Page
(a)  (1)   Consolidated Financial Statements:.........................     20

     (2)   Financial Statement Schedules:.............................    S-1

           All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):



  NUMBER                            DESCRIPTION

 2.1* Stock Purchase Agreement by and among Registrant, NetCS and the stockholders of NetCS dated August 29, 1996.

 2.2*          Escrow Agreement dated August 29, 1996.

 3.1+          Amended and Restated Articles of Incorporation of Registrant.

 3.2+          Amended and Restated Bylaws of Registrant.

10.1           1992 Stock Option Plan and forms of option agreements thereunder.

10.2** 1996 Directors' Stock Option Plan and form of option agreement thereunder.

10.3** 1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.

10.4**         Form of Indemnification Agreement.

10.5**         Lease dated November 11, 1994 between ISOCOR and Telos
               Corporation.

10.6**         Lease dated June 15, 1995 between ISOCOR B.V. and Forfas.

10.7** Rights Agreement dated December 29, 1995 among the Registrant, its Preferred shareholders and certain of its Common shareholders, as amended.

10.8++** International Reseller Agreement dated May 11, 1993 between the Registrant and Syseca S.A.

10.9** Source Code Access License Agreement dated September 15, 1993 and Amendment to the Source Code Access License Agreement dated May 1, 1995, between the Registrant and Syseca S.A.

10.10++**      Report of Discussions between the Registrant and Syseca S.A.
               dated September 27, 1994 (translated) and Affidavit of
               Translations by Abbey Translations dated January 25, 1996.

10.11++**      Master Binary License Agreement dated September 30, 1994 between the Registrant and LIR S.A.

10.12++**      Master Binary License Agreement dated December 28, 1994,
               Amendment to the Master Binary Agreement dated March 2, 1995 and
               Amendment to the Master Binary License Agreement dated December
               28, 1995, between the Registrant and Syseca S.A.

10.13**        Product Loan Agreement between the Registrant and Syseca S.A.
               dated November 1, 1995.

10.14** Employment Agreement between the Registrant and C. Raomal Perera dated September 9, 1992.

10.15++**      Series D Preferred Stock Purchase Agreement dated December 29,
               1995 between the Registrant and Intel Corporation and related
               Statement of Work and Product Requirements.

11.1           Statement of Computation of Shares Used in Per Share Calculation.

21.1**         Subsidiaries of Registrant.

23.1           Consent of Independent Accountants.

24.1           Power of Attorney (see page 46).

27.1           Financial Data Schedule.

(b) Reports on Form 8-K:

         The Registrant filed a Current Report on Form 8-K dated August 29, 1996 reporting the acquisition of all of the outstanding quota interests of NetCS Informationstechnik GmbH by ISOCOR B.V. No financial statements were included therein.


--------------------------------------------------------------------------------

* Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Registrant's Current Report on Form 8-K dated August 29, 1996.

** Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and amendments thereto (File No. 333-606) which became effective on March 13, 1996.

+ Incorporated by reference to exhibits filed in response to Item 8, "Exhibits," of the Registrant's Registration Statement on Form S-8, dated June 5, 1996.

++     Confidential treatment granted by order effective March 13, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ISOCOR


Date: March 31, 1997                  By:  /s/  Andrew De Mari
                                           -----------------------------------
                                           Andrew De Mari, President and Chief
                                           Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew De Mari and Janine M. Bushman, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


          Signature                                           Title                              Date
-----------------------------------------------------------------------------------------------------------

/s/   Andrew De Mari                               President, Chief Executive               March 31, 1997
---------------------------
   (Andrew De Mari)                                   Officer and Director
                                                  (Principal Executive Officer)



/s/   Janine M. Bushman                            Vice President, Finance and              March 31, 1997
---------------------------
   (Janine M. Bushman)                          Administration, Chief Financial
                                                      Officer and Director
                                          (Principal Financial and Accounting Officer)


/s/   Jean-Michel Barbier                                   Director                        March 31, 1997
---------------------------
 (Jean Michel Barbier)



/s/   Alexandra Giurgiu                                     Director                        March 31,  1997
---------------------------
   (Alexandra Giurgiu)



/s/   G. Bradford Jones                                     Director                        March 31, 1997
---------------------------
 (G. Bradford Jones)

                                   SCHEDULE II

                                     ISOCOR

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                         BALANCE AT     CHARGED TO                     BALANCE AT
                                          BEGINNING     COSTS AND                        END
       ACCOUNT DESCRIPTION                OF PERIOD      EXPENSES      DEDUCTIONS      OF PERIOD
-----------------------------------       ---------      --------      ----------      ---------
Year ended December 31, 1994
  Allowance for doubtful accounts,
     returns, and price protection         $(152)        $  (344)        $  202        $  (294)
Year ended December 31, 1995
  Allowance for doubtful accounts,
     returns, and price protection         $(294)        $  (557)        $  265        $  (586)
Year ended December 31, 1996,
  Allowance for doubtful accounts,
     returns, and price protection         $(586)        $(2,771)        $1,710        $(1,647)


                                EXHIBIT INDEX


NUMBER                            DESCRIPTION

 2.1* Stock Purchase Agreement by and among Registrant, NetCS and the stockholders of NetCS dated August 29, 1996.

 2.2*          Escrow Agreement dated August 29, 1996.

 3.1+          Amended and Restated Articles of Incorporation of Registrant.

 3.2+          Amended and Restated Bylaws of Registrant.

10.1           1992 Stock Option Plan and forms of option agreements thereunder.

10.2** 1996 Directors' Stock Option Plan and form of option agreement thereunder.

10.3** 1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.

10.4**         Form of Indemnification Agreement.

10.5**         Lease dated November 11, 1994 between ISOCOR and Telos
               Corporation.

10.6**         Lease dated June 15, 1995 between ISOCOR B.V. and Forfas.

10.7** Rights Agreement dated December 29, 1995 among the Registrant, its Preferred shareholders and certain of its Common shareholders, as amended.

10.8++** International Reseller Agreement dated May 11, 1993 between the Registrant and Syseca S.A.

10.9** Source Code Access License Agreement dated September 15, 1993 and Amendment to the Source Code Access License Agreement dated May 1, 1995, between the Registrant and Syseca S.A.

10.10++**      Report of Discussions between the Registrant and Syseca S.A.
               dated September 27, 1994 (translated) and Affidavit of
               Translations by Abbey Translations dated January 25, 1996.

10.11++**      Master Binary License Agreement dated September 30, 1994 between the Registrant and LIR S.A.

10.12++**      Master Binary License Agreement dated December 28, 1994,
               Amendment to the Master Binary Agreement dated March 2, 1995 and
               Amendment to the Master Binary License Agreement dated December
               28, 1995, between the Registrant and Syseca S.A.

10.13**        Product Loan Agreement between the Registrant and Syseca S.A.
               dated November 1, 1995.

10.14** Employment Agreement between the Registrant and C. Raomal Perera dated September 9, 1992.

10.15++**      Series D Preferred Stock Purchase Agreement dated December 29,
               1995 between the Registrant and Intel Corporation and related
               Statement of Work and Product Requirements.

11.1           Statement of Computation of Shares Used in Per Share Calculation.

21.1**         Subsidiaries of Registrant.

23.1           Consent of Independent Accountants.

24.1           Power of Attorney (see page 46).

27.1           Financial Data Schedule.