Form 10-Q
period 1997-03-31
ISOCOR
filed 1997-05-15
CIK 879283

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
         EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________
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

9,362,472 Shares of Common Stock of the Registrant were outstanding as of March 31, 1997

                                     ISOCOR
                               INDEX TO FORM 10-Q
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                                                      Page
                                                                                                      ----
Part I   Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheets at March 31, 1997
         and December 31, 1996....................................................................... 3

         Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996............................................................... 4

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 1997 and 1996........................................................ 5

         Notes to Consolidated Financial Statements.................................................. 6

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................................. 10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk............................. 12

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K....................................................... 13

Signature........................................................................................... 14

                                     ISOCOR
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)


                                                                                March 31,               December 31,
                                                                                  1997                      1996
                                                                              -------------             -------------
                                                                              (unaudited)                 (audited)
                                                        ASSETS
Current assets:
  Cash and cash equivalents                                                      $  8,397                 $ 13,374
  Marketable securities                                                          $ 15,505                   11,739
  Trade accounts receivable
      Customer, net                                                                 8,482                   11,160
      Related party                                                                   125                       74
  Other current assets                                                              1,991                    1,618
                                                                                 --------                 --------

           Total current assets                                                    34,500                   37,965

Property and equipment, net                                                         3,031                    2,990
Other assets                                                                          326                      343
                                                                                 --------                 --------
           Total assets                                                          $ 37,857                 $ 41,298
                                                                                 ========                 ========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $  1,110                 $    819
  Other accrued expenses                                                            3,186                    3,677
  Deferred revenues                                                                 2,975                    2,730
  Product development obligation                                                      204                      380
  Other current liabilities                                                           281                      301
                                                                                 --------                 --------
          Total current liabilities                                                 7,756                    7,907

  Other long-term liabilities                                                         169                      187
                                                                                 --------                 --------
          Total liabilities                                                         7,925                    8,094

Commitments and contingencies

Shareholders' equity:
  Common stock, authorized 10,000,000 shares,
     issued and outstanding 9,362,472 and 9,315,241 shares at
     March 31, 1997 and December 31, 1996, respectively                            39,082                   39,047
  Notes receivable from shareholders                                                  (26)                     (26)
  Accumulated deficit                                                              (8,857)                  (5,680)
  Deferred compensation                                                              (187)                    (205)
  Cumulative foreign currency translation adjustment                                  (80)                      68
                                                                                 --------                 --------
    Total shareholders' equity                                                     29,932                   33,204
                                                                                 --------                 --------
      Total liabilities and shareholders' equity                                 $ 37,857                 $ 41,298
                                                                                 ========                 ========

The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                          Three Months Ended March 31,
                                               1997        1996
                                             -------     -------
Revenues:

  Products:
    Customer                                 $ 2,591     $ 5,019
    Related parties                                4         385

  Services:
    Customer                                   1,239       1,078
    Related parties                               --          27
                                             -------     -------

         Total revenues                        3,834       6,509

Cost of revenues:

  Products                                       430         717
  Services                                       558         558
                                             -------     -------

         Total cost of revenues                  988       1,275
                                             -------     -------

Gross profit                                   2,846       5,234
                                             -------     -------

Operating expenses:

  Engineering                                  2,011       2,118
  Sales and marketing                          3,587       2,322
  Administration                                 819         606
  Agency grants                                  (56)       (145)
                                             -------     -------
         Total operating expenses              6,361       4,901
                                             -------     -------

Income (loss) from operations                 (3,515)        333
 Income (loss) from currency fluctuations         38         (13)
 Interest income                                 308          65
                                             -------     -------

    Income (loss) before income taxes         (3,169)        385
Provision for income taxes                         8         187
                                             -------     -------


Net Income (loss)                            ($3,177)    $   198
                                             =======     =======

Net income (loss) per share                  $ (0.34)    $  0.02
                                             =======     =======

Shares used in per share calculation           9,344       8,189
                                             =======     =======


  The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                          Three Months Ended March 31,
                                                                     ------------------------------------
                                                                        1997                      1996
                                                                     -----------                ---------
Cash flows from operating activities:
  Net income (loss)                                                  ($ 3,177)                $    198
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
    Provision for doubtful accounts, returns and price protection         529                      445
    Depreciation and amortization                                         360                      301
    Amortization of deferred compensation                                  19                       19
    Deferred rent                                                         (26)                      (5)
    (Increase) / decrease in:
      Accounts receivable                                               1,622                     (980)
      Other current assets                                               (448)                    (150)
      Other assets                                                        (20)                      (8)
    Increase / (decrease) in:
      Accounts payable                                                    337                     (184)
      Other accrued expenses                                             (335)                     783
      Deferred revenues                                                   341                      461
      Other current liabilities                                             3                       69
      Product development obligation                                     (176)                     (18)
      Long-term liabilities                                                15                       (5)
                                                                     --------                 --------

      Net cash provided (used) by operating activities                   (956)                     926
                                                                     --------                 --------

Cash flows from investing activities:
  Purchase of property and equipment                                     (504)                    (470)
  Purchase of marketable securities                                    (3,766)                     547

                                                                     --------                 --------
      Net cash used by investing activities                            (4,270)                      77
                                                                     --------                 --------

Cash flows from financing activities:
  Proceeds from the sale of stock, net                                     35                   20,167

                                                                     --------                 --------
      Net cash provided (used) by financing activities                     35                   20,167
                                                                     --------                 --------

Effect of exchange rate changes on cash                                   214                       63
                                                                     --------                 --------

      Net  increase (decrease) in cash                                 (4,977)                  21,233

Cash and cash equivalents, beginning of year                           13,374                    5,880
                                                                     --------                 --------

Cash and cash equivalents, end of year                               $  8,397                 $ 27,113
                                                                     ========                 ========





  The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997



1.   BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by ISOCOR (the "Company"), pursuant to the regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position at March 31, 1997 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996. These interim statements do not include all of the disclosures required by generally accepted accounting principles for annual statements.

The statements of operations and cash flows for the 1997 interim periods are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as of December 31, 1996, as filed with the Securities and Exchange Commission.

Concentration of credit risk
----------------------------
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company's accounts receivable are derived from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any unusual credit-related losses. Cash equivalents are managed by major investment firms in accordance with the Company's investment policy. At March 31, 1997 the Company held balances in U.S. banks of approximately $1,328,000 which exceeded federally insured limits.

Recently issued accounting standards
------------------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Company has not yet determined the impact of SFAS No. 128.

2.   ACQUISITION

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

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


The Acquisition has been accounted for under "pooling of interests" accounting treatment, and therefore, as required by Accounting Principles Board Statement No. 16, all financial statements herein have been restated as though the Acquisition had been effected for all periods presented. Therefore the Consolidated Statements of Operations in this report include the operations of NetCS for the three months ended March 31, 1996 and 1997 and the Consolidated Balance Sheets as of December 31, 1996 and March 31, 1997 include the financial position of NetCS at those respective dates. A reconciliation of the Company's previously reported revenue and earnings to those earnings shown in this report is provided below.

                                                                                (dollars in thousands)
                                                                            Revenues             Earnings (Loss)
                                                                          -------------          ---------------
1996
----
ISOCOR only, three months ended March 31, 1996                                $5,329                  $200
NetCS only, three months ended March 31, 1996                                  1,180                    (2)
                                                                              ------                  ----
Combined company three months ended March 31, 1996                            $6,509                  $198
                                                                              ======                  ====


3.   MARKETABLE SECURITIES

At March 31, 1997 the Company held the following positions (dollars in thousands):

                                                                   March 31, 1997
                                                                   --------------
Corporate notes....................................                   $13,853
U.S. Government obligations........................                     1,652
                                                                      -------
                                                                      $15,505
                                                                      =======



4.   ACCOUNTS RECEIVABLE

Customer trade accounts receivable, net of allowances as of March 31, 1997 and December 31, 1996 were (dollars in thousands):

                                                              March 31, 1997     December 31, 1996
                                                              --------------     -----------------

Accounts receivable                                             $ 10,594             $ 12,807
Less: Allowance for doubtful accounts, returns and
price protection                                                  (2,112)              (1,647)
                                                                --------             --------
                                                                $  8,482             $ 11,160
                                                                ========             ========

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


5.   OTHER ACCRUED EXPENSES

Other accrued expenses include (dollars in thousands):

                                                              March 31, 1997          December 31, 1996
                                                              --------------          -----------------

Salaries and related expenses......................                   $1,235                     $1,196
Royalties..........................................                      247                        556
Commissions........................................                      343                        440
Other..............................................                    1,361                      1,485
                                                              --------------          -----------------
                                                                      $3,186                     $3,677
                                                              ==============          =================



6.   INCOME TAXES
The source of income (loss) before income taxes for the three months ended March 31, 1997 and 1996 is as follows (dollars in thousands):

                             Three months         Three months
                                ended                ended
                            March 31, 1997        March 31, 1996
                            --------------        --------------


United States...........           $(1,345)              $(491)
Foreign.................            (1,824)                876
                           ----------------     -------------------
Income (loss) before
income taxes and
minority interest.......           $(3,169)               $385
                           ===============      ===================

On an interim basis, the Company provides for income taxes using its estimated effective tax rate for the year for foreign and domestic source income. As of March 31, 1997, no net operating loss carryforwards remain in foreign jurisdictions. The taxes provided relate primarily to foreign source income.

7.   PER SHARE INFORMATION

Net income (loss) per common share is computed using the weighted average number of shares of Common Stock and common equivalent shares outstanding. Common equivalent shares related to stock options are excluded from the computation when their effect is antidilutive.

All of the 475,000 common shares of the Company issued to effect the business combination with NetCS have been treated as outstanding for all periods presented for the computation of the weighted average number of shares outstanding as required for "pooling of interests" accounting treatment.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


8.   RELATED PARTY TRANSACTIONS

Included in revenues for the three months ended March 31, 1997 and 1996 was approximately $0 and $260,000 respectively relating to product sales to and software maintenance agreements with an affiliate of a shareholder. Included in accounts receivable as of March 31, 1997 was $72,000 relating to this affiliate. Included in operating expenses for the three months ended March 31, 1997 and 1996 was approximately $68,000 and $61,000, respectively, relating to consulting services provided by this affiliate. Included in accounts payable as of March 31, 1997 was $125,000 related to these consulting services.

Included in revenues for the three months ended March 31, 1997 and 1996 was approximately $4,000 and $152,000, respectively, relating to software license and maintenance agreements with a shareholder.

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

    Except for the historical information contained in this Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the introduction and market acceptance of new products offered by the Company and its competitors, the volume and timing of large transactions with customers, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the risks related to international operations, and other risks detailed below and discussed from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31,
1996

         Revenues. Total revenues were $3,834,000 and $6,509,000 for the three months ended March 31, 1997 and 1996, respectively, representing a decrease in 1997 of 41% over the same period one year ago. Revenues from domestic sources accounted for approximately 14% and 21% of total revenues in the three months ended March 31, 1997 and 1996, respectively, while the Company's international revenues accounted for 86% and 79%, respectively, of the Company's total revenues in the same periods.

         Product revenues were $2,595,000 and $5,404,000 for the three months March 31, 1997 and 1996, respectively. The 52% decrease from 1996 to 1997 was mainly due to decreased volumes of the Company's products sold, partially offset by increased prices in some product lines. The decreased volumes of products sold relate primarily to an earlier than anticipated shift in market demand away from the Company's X.400 product lines during the transition to its newer Internet/Intranet product offerings.

         Service revenues were $1,239,000 and $1,105,000 for the three months ended March 31, 1997 and 1996, respectively. The 12% increase from 1996 to 1997 resulted primarily from increased software support and update service fees.

         Cost of Revenues. Cost of product revenues consists primarily of hardware purchased from third party vendors, costs of media duplication, manuals and packaging materials, and third party royalties relating to licensed technology. The decrease in cost of product revenues from the three months ended March 31, 1996 to the three months ended March 31, 1997 resulted from decreased costs relating to hardware purchased from and royalties paid to third party vendors.

         Cost of service revenues consists primarily of personnel-related costs of providing software support and update, training and installation, and custom engineering services.

         Gross Profit. Gross profit was $2,846,000 and $5,234,000 for the three months ended March 31, 1997 and 1996, respectively, representing 74% and 80% of revenues for those same periods, respectively.

         Gross profit from product sales was $2,165,000 and $4,687,000 for the three months ended March 31, 1997 and 1996, respectively, representing 83.4% and 86.7% of product sales for those same periods, respectively. This percentage decrease is primarily due to the impact of relatively fixed production capacity costs on decreased product revenues.

         Gross profit from services was $681,000 and $547,000 for the three months ended March 31, 1997 and 1996, respectively, representing 55.0% and 49.5% of services revenues for those same periods, respectively. This percentage increase is due to reductions in the costs of custom engineering and software support and upgrade services.

         Engineering. Engineering expenses were $2,011,000 and $2,118,000 for the three months ended March 31, 1997 and 1996, respectively, representing 52.5% and 32.5% of revenues for those same periods, respectively. The absolute decrease in engineering expenses resulted principally from decreased expenses in labor and consulting, while the increase in the percentage is driven by the lower revenue in the three months ended March 31, 1997.

         Sales and Marketing. Sales and marketing expenses were $3,587,000 and $2,322,000 for the three months ended March 31, 1997 and 1996, respectively, representing 93.6% and 35.7% of revenues for those same periods, respectively. The increase in sales and marketing expenses resulted principally from labor-related costs arising from increased levels of personnel and to a lesser extent from marketing program expenses. Both increases resulted from an intensified focus by the Company on sales and marketing efforts. The increase in sales and marketing expenses as a percentage of revenues is also driven by the lower revenue in the three months ended March 31, 1997.

         Administration. Administration expenses were $819,000 and $606,000 for the three months ended March 31, 1997 and 1996, respectively, representing 21.4% and 9.3% of revenues for those same periods, respectively. The absolute increase primarily resulted from increased labor expenses relating to the hiring of additional personnel, and the costs associated with being a public company, while the increase in the percentage is driven by the lower revenue in the three months ended March 31, 1997.

         Agency Grants. Agency grants have been received from two sources. Under an incentive program designed to induce organizations to locate and conduct business in Ireland, the Industrial Development Authority of Ireland makes grants that are based predominately upon the number of new jobs created by the Company there. The amount of grants in any given period will therefore vary based upon the number of jobs created and the timing of receipt of grant aid payments and will continue to fluctuate on a quarterly basis. The Economic and Technological Finance Authority - Berlin makes grants to promote research and development in small and medium-sized German-owned companies located in Berlin. The grants are paid quarterly based upon actual development costs, including salaries, and depend upon the work being carried out in Berlin. As of August 31, 1996, the Company is no longer eligible to receive these grants in Germany.

          (Income) loss from currency fluctuations. (Income) loss from currency fluctuations was $38,000 and ($13,000) for the three months ending March 31, 1997 and 1996, respectively. The fluctuation during these periods resulted from changes in foreign currency exchange rates.

         Interest income. Interest income was $308,000 for the three months March 31, 1997 as compared with $65,000 in the same period in 1996. The increase resulted primarily from interest earned on the investment of cash received in the Company's initial public offering which was completed in mid-March 1996.

         Provision for Income Taxes. The income tax provision was $8,000 on a pre-tax loss of $3,515,000 for the three months ended March 31, 1997, which resulted from taxes on the Company's foreign operations. For the three months ended March 31, 1996, the income tax provision of $187,000 on pre-tax income of $333,000 related primarily to the Company's profitable foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

         During March 1996 the Company completed a public offering and sale of 2,300,000 shares (including the over-allotment option) of its Common Stock at $9 per share, resulting in net proceeds to the Company after offering costs of approximately $18,379,000. The Company received an additional $1,500,000 from Intel Corporation and an additional $288,000 from Thomson-CSF Ventures as a result of the sale and issuance of 166,667 and 39,942 shares of Common Stock, respectively.

         The Company generated (used) cash from operating activities of ($956,000) and $926,000 for the three months ended March 31, 1997 and 1996, respectively. The primary factor in the change in cash flow for the three months ended March 31, 1997 from that of the three months ended March 31, 1996 was the net loss of $3.2 million for the three months ended March 31, 1997; net income was $198,000 for the three months ended March 31, 1996. The impact of the loss in the 1997 period was mitigated by an increase in cash flow from collections of accounts receivables.

         As of March 31, 1997, total accounts receivable, net was $8,607,000 versus $11,234,000 at December 31, 1996. The Company typically generates a large percentage of its quarterly revenue during the last few weeks of the quarter, and has payment terms in excess of 90 days on some of its larger sales. Certain of the Company's larger sales have longer payment terms, thus slowing the cash flow cycle, and the Company expects that future large sales will follow the same pattern. The Company does not believe these longer payment terms are likely to have a material adverse effect on the collectibility of the related receivables.

         As of March 31, 1997, the Company had a balance of $8,397,000 in cash and cash equivalents, and a balance of $15,505,000 in marketable securities. The Company believes that its existing capital resources will be adequate to finance the Company's operations and capital expenditures through the end of 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

PART II Other Information

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

                                     ISOCOR


Date: May  15, 1997                  By:    /s/ JANINE M. BUSHMAN
                                         ------------------------------
                                         Janine M. Bushman, Vice President,
                                         Finance and Administration, and Chief
                                         Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number                               Exhibits                                                  Page
---------------------------------------------------------------------------------------------------
11.1          Statement of Computation Shares Used in Per Share Computation.......................
27.1          Financial Data Schedule.............................................................