Form 10-Q
period 1997-06-30
ISOCOR
filed 1997-08-14
CIK 879283

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

       Registrant's telephone number, including area code: (310) 581-8100

              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                       -----    -----

             9,386,179 Shares of Common Stock of the Registrant were
                         outstanding as of June 30, 1997

                                     ISOCOR
                               INDEX TO FORM 10-Q


                                                                                                    Page
                                                                                                    ----
Part I   Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheets at June 30, 1997
         and December 31, 1996....................................................................... 3

         Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996................................................................ 4

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 1997 and 1996......................................................... 5

         Notes to Consolidated Financial Statements.................................................. 6

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................................. 10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk............................. 14

Part II. Other Information

     Item 4. Submission of Matters to a Vote of Security Holders.................................... 15

     Item 5. Other Information...................................................................... 15

     Item 6. Exhibits and Reports on Form 8-K....................................................... 17

Signature........................................................................................... 18

                                     ISOCOR
                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                   June 30,     December 31,
                                                                     1997           1996
                                                                   --------     ------------
                                                                  (unaudited)     (audited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                        $ 12,393       $ 13,374
  Marketable securities                                              10,802         11,739
  Trade accounts receivable
      Customer, net                                                   8,848         11,160
      Related party                                                      60             74
  Other current assets                                                2,141          1,618
                                                                   --------       --------
           Total current assets                                      34,244         37,965
Property and equipment, net                                           2,916          2,990
Other assets                                                            299            343
                                                                   --------       --------
           Total assets                                            $ 37,459       $ 41,298
                                                                   ========       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $  1,072       $    819
  Other accrued expenses                                              4,153          3,677
  Deferred revenues                                                   3,925          2,730
  Product development obligation                                        151            380
  Other current liabilities                                             275            301
                                                                   --------       --------
          Total current liabilities                                   9,576          7,907
  Other long-term liabilities                                           156            187
                                                                   --------       --------
          Total liabilities                                           9,732          8,094

Commitments and contingencies

Shareholders' equity:
  Common stock, authorized 50,000,000 shares,
     issued and outstanding 9,386,179 and 9,315,241 shares at
     June 30, 1997 and December 31, 1996, respectively               39,096         39,047
  Notes receivable from shareholders                                    (26)           (26)
  Accumulated deficit                                               (11,106)        (5,680)
  Deferred compensation                                                (168)          (205)
  Cumulative foreign currency translation adjustment                    (69)            68
                                                                    --------       --------
          Total shareholders' equity                                 27,727         33,204
                                                                   --------       --------
          Total liabilities and shareholders' equity               $ 37,459       $ 41,298
                                                                   ========       ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                     ISOCOR
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 Three Months Ended             Six Months Ended
                                                       June 30,                     June 30,
                                               -----------------------       -----------------------
                                                 1997           1996           1997           1996
                                               --------       --------       --------       --------
Revenues:

  Products:
    Customer                                   $  3,796       $  5,106          6,387       $ 10,125
    Related parties                                --               45              4            430

  Services:
    Customer                                      1,547          1,293          2,786          2,371
    Related parties                                  12             23             12             50
                                               --------       --------       --------       --------
         Total revenues                           5,355          6,467          9,189         12,976

Cost of revenues:
  Products                                          505            832            935          1,549
  Services                                          715            598          1,273          1,156
                                               --------       --------       --------       --------
         Total cost of revenues                   1,220          1,430          2,208          2,705
                                               --------       --------       --------       --------
Gross profit                                      4,135          5,037          6,981         10,271
                                               --------       --------       --------       --------
Operating expenses:
  Engineering                                     2,216          2,253          4,227          4,371
  Sales and marketing                             3,801          2,584          7,389          4,906
  Administration                                    749            649          1,567          1,255
  Agency grants                                     (13)          (110)           (69)          (255)
                                               --------       --------       --------       --------
         Total operating expenses                 6,753          5,376         13,114         10,277
                                               --------       --------       --------       --------

Income (loss) from operations                    (2,618)          (339)        (6,133)            (6)
 Income (loss) from currency fluctuations            72            (51)           109            (64)
 Interest income                                    306            296            616            361
                                               --------       --------       --------       --------
    Income (loss) before income taxes            (2,240)           (94)        (5,408)           291
Provision for income taxes                           11             93             19            280
                                               --------       --------       --------       --------
   Income (loss) before minority interest        (2,251)          (187)        (5,427)            11
Minority interest                                  --               26           --               26
                                               --------       --------       --------       --------
Net Income (loss)                              ($ 2,251)      ($   213)      ($ 5,427)      ($    15)
                                               ========       ========       ========       ========
Net income (loss) per share                    $  (0.24)      $  (0.02)      $  (0.58)      $   0.00
                                               ========       ========       ========       ========
Shares used in per share calculation              9,378          9,222          9,361          6,180
                                               ========       ========       ========       ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                     ISOCOR
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                      Six Months Ended June 30
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                                    $ (5,427)       $   (15)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
    Provision for doubtful accounts, returns and price protection           504            531
    Depreciation and amortization                                           687            620
    Amortization of deferred compensation                                    18             37
    Deferred rent                                                           (26)           (11)
    Minority interest                                                         0             26
    (Increase) / decrease in:
      Accounts receivable                                                 1,070           (867)
      Other current assets                                                 (648)          (652)
      Other assets                                                          (10)           (20)
    Increase / (decrease) in:
      Accounts payable                                                      325            (49)
      Other accrued expenses                                                711            633
      Deferred revenues                                                   1,383            484
      Other current liabilities                                               6             68
      Product development obligation                                       (229)          (106)
      Long-term liabilities                                                   4            (74)
                                                                       --------       --------
      Net cash provided (used) by operating activities                    1,544            605
                                                                       --------       --------
Cash flows from investing activities:
  Purchase of property and equipment                                       (756)          (992)
  Investments, at cost                                                        0            547
  Purchase of marketable securities                                         937        (12,518)
                                                                       --------       --------
      Net cash used by investing activities                                 181        (12,963)
                                                                       --------       --------
Cash flows from financing activities:
  Proceeds from the sale of stock, net                                       14         20,121
                                                                       --------       --------
      Net cash provided (used) by financing activities                       14         20,121
                                                                       --------       --------
Effect of exchange rate changes on cash                                     456             19
                                                                       --------       --------
      Net  increase (decrease) in cash                                     (981)         7,782
Cash and cash equivalents, beginning of period                           13,374          5,880
                                                                       --------       --------
Cash and cash equivalents, end of period                               $ 12,393       $ 13,662
                                                                       ========       ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by ISOCOR (the "Company"), pursuant to the regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position at June 30, 1997, the consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996. These interim statements do not include all of the disclosures required by generally accepted accounting principles for annual statements.

The statements of operations and cash flows for the 1997 interim periods are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as of December 31, 1996, as filed with the Securities and Exchange Commission.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company's accounts receivable are derived from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any unusual credit-related losses. Cash equivalents are managed by major investment firms in accordance with the Company's investment policy. At June 30, 1997, the Company held balances in U.S. banks of approximately $955,000 which exceeded federally insured limits.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. The Company is currently evaluating the requirements of SFAS No. 128.

On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This accounting standard is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company is currently evaluating the requirements of SFAS No. 130.

On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS No. 131.

                                     ISOCOR
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997


2.   ACQUISITION

Pursuant to the Stock Purchase Agreement dated August 29, 1996 by and among ISOCOR B.V., a wholly owned subsidiary of the Company, NetCS Informationstechnik GmbH, a corporation organized under the laws of the Federal Republic of Germany ("NetCS") and the stockholders of NetCS, (the "Purchase Agreement"), the Company acquired (the "Acquisition") all of the outstanding quota interests (shares) in NetCS in exchange for an aggregate of 475,000 shares of its Common Stock. NetCS is a distributor, integrator and developer of communication software products for the UNIX arena. NetCS has particular expertise in the area of ISDN and Internet-based communications subsystems including Internet extensions to wireless messaging systems. As a result of the Acquisition, NetCS has become a wholly owned subsidiary of ISOCOR B.V. and, in turn, the Company.

The Acquisition has been accounted for under "pooling of interests" accounting treatment, and therefore, as required by Accounting Principles Board Statement No. 16, all financial statements herein have been restated as though the Acquisition had been effected for all periods presented. Therefore, the Consolidated Statements of Operations in this report include the operations of NetCS for the three and six months ended June 30, 1996 and 1997 and the Consolidated Balance Sheets as of December 31, 1996 and June 30, 1997 include the financial position of NetCS at those respective dates. A reconciliation of the Company's previously reported revenue and earnings to those earnings shown in this report is provided below.

                                                       (dollars in thousands)
                                                      Revenues  Earnings (Loss)
                                                      --------  ---------------
1996
ISOCOR only, three months ended June 30, 1996          $ 5,025      $  (249)
NetCS only, three months ended June 30, 1996             1,442           36
                                                       -------      -------
Combined company three months ended June 30, 1996      $ 6,467      $  (213)
                                                       =======      =======
1996
ISOCOR only, six months ended June 30, 1996            $10,354      $   (49)
NetCS only, six months ended June 30, 1996               2,622           34
                                                       -------      -------
Combined company six months ended June 30, 1996        $12,976      $   (15)
                                                       =======      =======

3.   MARKETABLE SECURITIES

At June 30, 1997, the Company held the following positions (dollars in thousands):

                                               June 30, 1997
                                               -------------
Corporate notes                                   $10,802
U.S. Government obligations                          -0-
                                                  -------
                                                  $10,802
                                                  =======

                                     ISOCOR
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997


4.   ACCOUNTS RECEIVABLE

Customer trade accounts receivable, net of allowances as of June 30, 1997 and December 31, 1996 were (dollars in thousands):

                                                        June 30,      December 31,
                                                          1997            1996
                                                        --------      ------------
Accounts receivable                                     $ 10,883       $ 12,807
Less: Allowance for doubtful accounts, returns and
price protection                                          (2,035)        (1,647)
                                                        --------       --------
                                                        $  8,848       $ 11,160
                                                        ========       ========


5.   OTHER ACCRUED EXPENSES

Other accrued expenses include (dollars in thousands):

                                  June 30,   December 31,
                                    1997        1996
                                  --------   ------------
Salaries and related expenses      $1,346      $1,196
Royalties                             447         556
Commissions                           568         440
Other                               1,792       1,485
                                   ------      ------
                                   $4,153      $3,677
                                   ======      ======

6.   INCOME TAXES
The source of income (loss) before income taxes for the three and six months ended June 30, 1997 and 1996 is as follows (dollars in thousands):

                           Three         Three          Six           Six
                           months        months        months        months
                           ended         ended         ended         ended
                          June 30,      June 30,      June 30,      June 30,
                            1997          1996          1997         1996
                          -------       -------       -------       -------
United States             $  (498)      $  (477)      $(1,843)      $  (968)
Foreign                   $(1,753)      $   264       $(3,585)      $   953
Income (loss) before
income taxes and
minority interest         $(2,251)      $  (213)      $(5,428)      $   (15)

On an interim basis, the Company provides for income taxes using its estimated effective tax rate for the year for foreign and domestic source income. As of June 30, 1997, no net operating loss carryforwards remain in foreign jurisdictions. The taxes provided relate primarily to foreign source income.

                                     ISOCOR
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997


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

8.   RELATED PARTY TRANSACTIONS

Included in revenues for the three months ended June 30, 1997 and 1996 was approximately $12,000 and $6,000, respectively, relating to product sales to and software maintenance agreements with an affiliate of a shareholder. Revenues from this same affiliate for the six months ended June 30, 1997 and 1996 were approximately $12,000 and $266,000, respectively. Included in accounts receivable as of June 30, 1997 was $60,000 relating to this affiliate. Included in operating expenses for the three months ended June 30, 1997 and 1996 was approximately $45,000 and $13,000, respectively, relating to consulting services provided by this affiliate. Operating expenses relating to this same affiliate for the six months ended June 30, 1997 and 1996 were approximately $113,000 and $74,000, respectively. Included in accounts payable as of June 30, 1997 was $114,000 related to these consulting services.

Included in revenues for the three months ended June 30, 1997 and 1996 was zero and approximately $62,000, respectively, relating to software license and maintenance agreements with a shareholder. Revenues from this same affiliate for the six months ended June 30, 1997 and 1996 were approximately $4,000 and $214,000, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         Revenues. Total revenues were $5,355,000 and $6,467,000 for the three months ended June 30, 1997 and 1996, respectively, representing a decrease in 1997 of 17% over the same period one year ago. Revenues from domestic sources accounted for approximately 38% and 21% of total revenues in the three months ended June 30, 1997 and 1996, respectively, while the Company's international revenues accounted for 62% and 79%, respectively, of the Company's total revenues in the same periods.

         Product revenues were $3,796,000 and $5,151,000 for the three months ended June 30, 1997 and 1996, respectively. The 26% decrease from 1996 to 1997 was mainly due to decreased volumes of, and declining prices for, the Company's
X.400 products, partially offset by increased volumes of the Company's newer Internet/Intranet products. The decreased volumes of X.400 products sold relate primarily to a continuing shift in market demand away from the Company's X.400 product lines and the Company expects this market shift to continue.

         Service revenues were $1,559,000 and $1,316,000 for the three months ended June 30, 1997 and 1996, respectively. The 18% increase from 1996 to 1997 resulted primarily from increased software support and update service fees.

         Cost of Revenues. Cost of product revenues consists primarily of hardware purchased from third party vendors, costs of media duplication, manuals and packaging materials, and third party royalties relating to licensed technology. The decrease in cost of product revenues from the three months ended June 30, 1996 to the three months ended June 30, 1997 resulted principally from a decreased level of costs relating to hardware purchased from third party vendors as a result of decreased sales of these components, a trend which the Company expects to continue.

         Cost of service revenues consists primarily of personnel-related costs of providing software support and update, training and installation, and custom engineering services.

         Gross Profit. Gross profit was $4,135,000 and $5,037,000 for the three months ended June 30, 1997 and 1996, respectively, representing 77% and 78% of revenues for those same periods, respectively.

         Gross profit from product sales was $3,291,000 and $4,319,000 for the three months ended June 30, 1997 and 1996, respectively, representing 86.7% and 83.8% of product sales for those same periods, respectively. This percentage increase is primarily due to the impact of a decreased level of sales which include hardware components, which carry a higher cost of sale.

         Gross profit from services was $844,000 and $718,000 for the three months ended June 30, 1997 and 1996, respectively, representing 54.1% and 54.6% of services revenues for those same periods, respectively.

         Engineering. Engineering expenses were $2,216,000 and $2,253,000 for the three months ended June 30, 1997 and 1996, respectively, representing 41.4% and 34.8% of revenues for those same periods, respectively. The absolute decrease in engineering expenses resulted principally from decreased expenses in labor and consulting, while the increase in the percentage is primarily driven by the lower revenue in the three months ended June 30, 1997.

         Sales and Marketing. Sales and marketing expenses were $3,801,000 and $2,584,000 for the three months ended June 30, 1997 and 1996, respectively, representing 71.0% and 40.0% of revenues for those same periods, respectively. The increase in sales and marketing expenses resulted principally from labor-related costs arising from increased levels of personnel and to a lesser extent from marketing program expenses. The increased number of personnel and level of program expenses reflect an intensified focus by the Company on sales and marketing efforts which the Company expects to continue. The increase in sales and marketing expenses as a percentage of revenues is also affected by the lower revenue in the three months ended June 30, 1997.

         Administration. Administration expenses were $749,000 and $649,000 for the three months ended June 30, 1997 and 1996, respectively, representing 14.0% and 10.0% of revenues for those same periods, respectively. The absolute increase primarily resulted from increased labor expenses relating to the additional personnel devoted to these activities, while the increase in the percentage is principally driven by the lower revenue in the three months ended June 30, 1997.

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

          (Income) loss from currency fluctuations. (Income) loss from currency fluctuations was $(72,000) and $51,000 for the three months ended June 30, 1997 and 1996, respectively. The fluctuation during these periods resulted from changes in foreign currency exchange rates.

         Interest income. Interest income was $306,000 for the three months June 30, 1997 as compared with $296,000 in the same period in 1996.

         Provision for Income Taxes. The income tax provision of $11,000 on a pre-tax loss of $2,240,000 for the three months ended June 30, 1997, resulted from taxes on the Company's international operations. For the three months ended June 30, 1996, the income tax provision of $93,000 on a pre-tax loss of $94,000 related primarily to the Company's international operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Revenues. Total revenues were $9,189,000 and $12,976,000 for the six months ended June 30, 1997 and 1996, respectively, representing a decrease in 1997 of 29% over the same period one year ago. Revenues from domestic sources accounted for approximately 28% and 21% of total revenues in the six months ended June 30, 1997 and 1996, respectively, while the Company's international revenues accounted for 72% and 79%, respectively, of the Company's total revenues in the same periods.

         Product revenues were $6,391,000 and $10,555,000 for the six months ended June 30, 1997 and 1996, respectively. The 39% decrease from 1996 to 1997 was mainly due to decreased volumes of, and declining prices for, the Company's
X.400 products, partially offset by increased volumes of the Company's newer Internet/Intranet products. The decreased volumes of X.400 products sold relate primarily to a continuing shift in market demand away from the Company's X.400 product lines which the Company expects to continue.

         Service revenues were $2,798,000 and $2,421,000 for the six months ended June 30, 1997 and 1996, respectively. The 16% increase from 1996 to 1997 resulted primarily from increased software support and update service fees.

         Cost of Revenues. Cost of product revenues consists primarily of hardware purchased from third party vendors, costs of media duplication, manuals and packaging materials, and third party royalties relating to licensed technology. The decrease in cost of product revenues from the six months ended June 30, 1996 to the six months ended June 30, 1997 resulted principally from a decreased level of costs relating to hardware purchased from third party vendors as a result of decreased sales of these components, a trend which the Company expects to continue.

         Cost of service revenues consists primarily of personnel-related costs of providing software support and update, training and installation, and custom engineering services.

         Gross Profit. Gross profit was $6,981,000 and $10,271,000 for the six months ended June 30, 1997 and 1996, respectively, representing 76% and 79% of revenues for those same periods.

         Gross profit from product sales was $5,456,000 and $9,006,000 for the six months ended June 30, 1997 and 1996, respectively, representing 85.3% of product sales for each of those same periods, respectively.

         Gross profit from services was $1,513,000 and $1,265,000 for the six months ended June 30, 1997 and 1996, respectively, representing 54.1% and 52.2% of services revenues for those same periods, respectively. This percentage increase is primarily due to reductions in the costs of custom engineering and software support and upgrade services.

         Engineering. Engineering expenses were $4,227,000 and $4,371,000 for the six months ended June 30, 1997 and 1996, respectively, representing 46.0% and 33.7% of revenues for those same periods, respectively. The absolute decrease in engineering expenses resulted principally from decreased expenses in labor and consulting, while the increase in the percentage is driven mainly by the lower revenue in the six months ended June 30, 1997.

         Sales and Marketing. Sales and marketing expenses were $7,389,000 and $4,906,000 for the six months ended June 30, 1997 and 1996, respectively, representing 80.4% and 37.8% of revenues for those same periods, respectively. The increase in sales and marketing expenses resulted principally from labor-related costs arising from increased levels of personnel and to a lesser extent from marketing program expenses. The increased number of personnel and level of program expenses reflect an intensified focus by the Company on sales and marketing efforts which the Company expects to continue. The increase in sales and marketing expenses as a percentage of revenues is also affected by the lower revenue in the six months ended June 30, 1997.

         Administration. Administration expenses were $1,567,000 and $1,255,000 for the six months ended June 30, 1997 and 1996, respectively, representing 17.1% and 9.7% of revenues for those same periods, respectively. The absolute increase primarily resulted from increased labor expenses relating to the additional personnel devoted to these activities, while the increase in the percentage is driven principally by the lower revenue in the six months ended June 30, 1997.

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

         (Income) loss from currency fluctuations. (Income) loss from currency fluctuations was $(109,000) and $64,000 for the six months ended June 30, 1997 and 1996, respectively. The fluctuation during these periods resulted from changes in foreign currency exchange rates.

         Interest income. Interest income was $616,000 for the six months ended June 30, 1997 as compared with $361,000 in the same period in 1996. The increase resulted primarily from interest earned on the investment of cash received from the Company's initial public offering which was completed in mid-March 1996.

         Provision for Income Taxes. The income tax provision was $19,000 on a pre-tax loss of $5,408,000 for the six months ended June 30, 1997, which resulted from taxes on the Company's international operations. For the six months ended June 30, 1996, the income tax provision of $280,000 on pre-tax income of $291,000 related primarily to the Company's profitable international operations.

LIQUIDITY AND CAPITAL RESOURCES

During March 1996 the Company completed a public offering and sale of 2,300,000 shares (including the over-allotment option) of its Common Stock at $9 per share, resulting in net proceeds to the Company after offering costs of approximately $18,379,000. Concurrently with such offering, the Company received an additional $1,500,000 from Intel Corporation and an additional $288,000 from Thomson-CSF Ventures as a result of the sale and issuance of 166,667 and 39,942 shares of Common Stock, respectively.

The Company generated cash from operating activities of $1,544,000 and $605,000 for the six months ended June 30, 1997 and 1996, respectively. The primary factors contributing to this increase in cash flow in 1997 are increased cash flow resulting from a net decrease in accounts receivable, offset by a decrease in cash flow due to the higher operating loss for the six months ended June 30, 1997 of $2.3 million versus an operating loss of $15,000 for the six months ended June 30, 1996. As of June 30, 1997, total accounts receivable, net was $8,908,000 versus $11,234,000 at December 31, 1996. This lower accounts receivable balance at June 30, 1997 is partially attributable to lower revenue levels in the six months ending at that same date.

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

As of June 30, 1997, the Company had a balance of $12,393,000 in cash and cash equivalents, and a balance of $10,802,000 in marketable securities. The Company believes that its existing capital resources will be adequate to finance the Company's operations and capital expenditures through the end of 1998.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

PART II Other Information

Item 4. - Submission of Matters to a Vote of Security Holders

        The Company submitted a definitive proxy statement to its shareholders of record as of April 1, 1997 for purposes of its Annual Meeting of Shareholders, which was subsequently held on May 15, 1997. The matters voted on and the results of such voting were as follows:

        A. Election of Jean-Michel Barbier, Janine M. Bushman, Andrew De Mari, Alexandra Giurgiu and G. Bradford Jones as directors of the Company each to serve for a one-year term:

NOMINEE                    FOR          AGAINST      WITHHELD
-------                 ---------       -------      --------
Jean-Michel Barbier     7,021,613       67,578          0
Janine M. Bushman       7,021,834       67,357          0
Andrew De Mari          7,021,834       67,357          0
Alexandra Giurgiu       7,021,834       67,357          0
G. Bradford Jones       7,021,834       67,357          0

        B. Authorization of amendments to the Company's 1992 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 300,000 shares to an aggregate of 2,600,000 shares:

                  FOR          AGAINST      WITHHELD
               ---------       -------      --------
               6,699,828       114,742      274,621

        C. Ratification of the appointment of Coopers & Lybrand L.L.P. as the independent auditors for the Company for the fiscal year ending December 31, 1997:

                  FOR          AGAINST      WITHHELD
               ---------       -------      --------
               7,068,055        10,770       10,366

        9,362,472 shares of the Company's Common Stock were outstanding as of the record date.

Item 5. - Other Information

As of July 31, 1997, the executive officers of ISOCOR consisted of the following individuals:


                           NAME                              POSITION
                           ----                              --------
                  Andrew De Mari............   President and Chief Executive Officer
                  Paul Gigg.................   Chief Operating Officer
                  C. Raomal Perera..........   Senior Vice President, Engineering
                  Janine M. Bushman.........   Vice President, Finance and
                                                 Administration and Chief Financial
                                                 Officer
                  John B. Stephensen........   Vice President, Product Management
                  William M. Wolfe..........   Vice President, Business Development and
                                                 Marketing

         Andrew De Mari is a founder of the Company and has served as the Company's President and Chief Executive Officer and a member of the Board of Directors since the Company's founding in 1991. Dr. De Mari was previously a founder and the Chairman and Chief Executive Officer of Retix from its inception in 1985 to November 1990. Retix develops, manufactures, markets and supports networking software and system products. Prior to 1985, he was Senior Vice President of Research and Development and Engineering at Compucorp, a manufacturer of office automation products. Dr. De Mari holds M.S.E.E. and Ph.D. degrees in Electrical Engineering from the California Institute of Technology and Dott. Ing. Electrical Engineering from the Politecnico di Torino, Italy.

         Paul R. Gigg joined ISOCOR in January 1993. He became General Manager, Europe in October 1995, he was elected Vice President, European Marketing and Sales in October 1996, and was appointed to his current position as Chief Operating Officer in April 1997. For more than five years prior to joining ISOCOR, Mr. Gigg was Director of Marketing and Engineering at Dowty Communications (formerly Case Communications) an international developer and supplier of networking products. Mr. Gigg holds a B.Sc. in Electrical and Electronic Engineering from the University of Wales.

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

         John B. Stephensen joined the Company in October 1993 and became Vice President, Product Management in July 1994. He was a co-founder of Retix where he was Senior Vice President, Technology from June 1988 until joining the Company. Prior to becoming Senior Vice President, Technology, Mr. Stephensen served Retix in a number of capacities including, most recently, Vice President, Engineering. Prior to joining Retix, Mr. Stephensen served as Director of Systems Engineering at Compucorp, a manufacturer of office automation products. Mr. Stephensen studied Electrical Engineering at the University of California at Santa Barbara.

         William M. Wolfe joined the Company in January 1995 as a Vice President and currently serves as the Vice President of Business Development and Marketing. He was with Infonet Services Corporation, a telecommunications firm, from November 1989 to December 1994, where he last held the position of General Manager of Enhanced Services. Mr. Wolfe graduated with a B.S. from the University of Milwaukee.

Item 6. - Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

             11.1 - Statement of Computation of Shares Used in Per Share
                    Computation.
             27.1 - Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter covered by this report.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Janine M. Bushman, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.



                                       ISOCOR


Date: August 14, 1997                  By: /s/ JANINE M. BUSHMAN
                                           -------------------------------------
                                           Janine M. Bushman, Vice President,
                                           Finance and Administration and Chief
                                           Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number                               Exhibits                                                  Page
-------                              --------                                                  ----
11.1          Statement of Computation of Shares Used in Per Share Computation...............   1
27.1          Financial Data Schedule........................................................   2