Form 10-Q
period 1997-09-30
ISOCOR
filed 1997-11-14
CIK 879283

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        For the transition period from to
                        Commission File Number 000-27900


                                    ISOCOR(R)
             (Exact name of Registrant as specified in its charter)

                California                                         95-4310259
(State or other jurisdiction of incorporation or      (I.R.S. Employer Identification No.)
               organization)

3420 Ocean Park Blvd., Santa Monica, CA                              90405
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

                              Yes [X]    No [ ]

 9,463,090 shares of Common Stock of the Registrant were outstanding as of September 30, 1997

                                     ISOCOR
                               INDEX TO FORM 10-Q


                                                                                 Page
                                                                                 ----
Part I  Financial Information

    Item 1. Financial Statements

        Consolidated Balance Sheets at September 30, 1997
        and December 31, 1996..................................................... 3

        Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996......................................... 4

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1997 and 1996.................................. 5

        Notes to Consolidated Financial Statements................................ 6

    Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations................................................  8

    Item 3. Quantitative and Qualitative Disclosures about Market Risk........... 13

Part II   Other Information

    Item 2. Change in Securities and Use of Proceeds..............................14

    Item 6. Exhibits and Reports on Form 8-K..................................... 14

Signature........................................................................ 15

                                     ISOCOR
                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                   September 30,       December 31,
                                                                        1997                1996
                                                                   -------------       -------------
                                                                    (unaudited)          (audited)
                                        ASSETS
Current assets:
  Cash and cash equivalents                                        $      10,322       $      13,374
  Marketable securities                                                   10,693              11,739
  Trade accounts receivable
      Customer, net                                                        8,711              11,160
      Related party                                                           72                  74
  Other current assets                                                     1,862               1,618
                                                                   -------------       -------------

           Total current assets                                           31,660              37,965

Property and equipment, net                                                2,658               2,990
Other assets                                                                 287                 343
                                                                   -------------       -------------
           Total assets                                            $      34,605       $      41,298
                                                                   =============       =============


                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $         933       $         819
  Other accrued expenses                                                   2,937               3,677
  Deferred revenues                                                        3,352               2,730
  Product development obligation                                              76                 380
  Other current liabilities                                                  230                 301
                                                                   -------------       -------------
          Total current liabilities                                        7,528               7,907

  Other long-term liabilities                                                144                 187
                                                                   -------------       -------------
          Total liabilities                                                7,672               8,094

Commitments and contingencies

Shareholders' equity:
  Common stock, authorized 50,000,000 shares,
     issued and outstanding 9,463,090 and 9,315,241 shares at
     September 30, 1997 and December 31, 1996, respectively               39,258              39,047
  Notes receivable from shareholders                                         (26)                (26)
  Accumulated deficit                                                    (12,121)             (5,680)
  Deferred compensation                                                     (149)               (205)
  Cumulative foreign currency translation adjustment                         (29)                 68
                                                                   -------------       -------------
          Total shareholders' equity                                      26,933              33,204
                                                                   -------------       -------------

          Total liabilities and shareholders' equity               $      34,605       $      41,298
                                                                   =============       =============


The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                               -----------------------------------------------------
                                                 1997           1996           1997           1996
                                               --------       --------       --------       --------
Revenues:

  Products:
    Customer                                   $  4,464       $  5,185       $ 10,851       $ 15,310
    Related parties                                  91             28             95            459

  Services:
    Customer                                      1,618          1,175          4,404          3,545
    Related parties                                  14             25             26             74
                                               --------       --------       --------       --------

         Total revenues                           6,187          6,413         15,376         19,388

Cost of revenues:

  Products                                          808            517          1,743          2,066
  Services                                          753            601          2,026          1,757
                                               --------       --------       --------       --------

         Total cost of revenues                   1,561          1,118          3,769          3,823
                                               --------       --------       --------       --------

Gross profit                                      4,626          5,295         11,607         15,565
                                               --------       --------       --------       --------

Operating expenses:

  Engineering                                     2,017          2,318          6,244          6,689
  Sales and marketing                             3,168          2,261         10,556          7,167
  Administration                                    714            634          2,282          1,889
  Agency grants                                       0           (117)           (69)          (373)
                                               --------       --------       --------       --------
         Total operating expenses                 5,899          5,096         19,013         15,372
                                               --------       --------       --------       --------

Income (loss) from operations                    (1,273)           199         (7,406)           193
 Acquisition costs                                    0            182              0            182
 (Income) loss from currency fluctuations            23            (15)           (93)            49
 Interest income                                   (285)          (326)          (893)          (687)
                                               --------       --------       --------       --------

    Income (loss) before income taxes            (1,011)           358         (6,420)           649
Provision for income taxes                            3             95             22            375
                                               --------       --------       --------       --------

   Income (loss) before minority interest        (1,014)           263         (6,442)           274
Minority interest                                     0            (26)             0              0
                                               --------       --------       --------       --------

Net Income (loss)                              ($ 1,014)      $    289       ($ 6,442)      $    274
                                               ========       ========       ========       ========

Net income (loss) per share                    $  (0.11)      $   0.03       $  (0.69)      $   0.03
                                               ========       ========       ========       ========

Shares used in per share calculation              9,429         10,452          9,405          7,947
                                               ========       ========       ========       ========


 The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                        Nine Months Ended September 30
                                                                       -------------------------------
                                                                           1997               1996
                                                                       ------------       ------------
Cash flows from operating activities:
  Net (loss) income                                                         ($6,442)       $       274
  Adjustments to reconcile net loss to net
    Cash provided (used) by operating activities:
    Provision for doubtful accounts, returns and price protection               457                586
    Depreciation and amortization                                             1,018                975
    Amortization of deferred compensation                                        56                 56
    Deferred rent                                                               (26)               (16)
    (Increase) / decrease in:
      Accounts receivable                                                     1,045             (1,894)
      Other current assets                                                     (388)              (157)
      Other assets                                                              (10)               (15)
    Increase / (decrease) in:
      Accounts payable                                                           11               (286)
      Other accrued expenses                                                    (92)               635
      Deferred revenues                                                         843                806
      Other current liabilities                                                (221)                94
      Product development obligation                                           (304)              (216)
      Long-term liabilities                                                      (7)               (78)
                                                                       ------------       ------------

      Net cash (used) provided by operating activities                       (4,060)               764
                                                                       ------------       ------------

Cash flows from investing activities:
  Purchase of property and equipment                                           (859)            (1,458)
  Purchase of marketable securities                                           1,046            (12,474)
  Sale of minority interest in non-consolidated subsidiary                        0                547
                                                                       ------------       ------------
      Net cash provided (used) by investing activities                          187            (13,385)
                                                                       ------------       ------------

Cash flows from financing activities:
  Proceeds from the sale of stock, net                                          211             20,153

                                                                       ------------       ------------
      Net cash provided by financing activities                                 211             20,153
                                                                       ------------       ------------

Effect of exchange rate changes on cash                                         610                (95)
                                                                       ------------       ------------

      Net (decrease) increase in cash                                        (3,052)             7,437

Cash and cash equivalents, beginning of period                               13,374              5,880
                                                                       ------------       ------------
Cash and cash equivalents, end of period                               $     10,322       $     13,317
                                                                       ============       ============


 The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1.      BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by ISOCOR (the "Company"), pursuant to the regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position at September 30, 1997, the consolidated results of operations for the three and nine month periods ended September 30, 1997 and 1996, and the consolidated cash flows for the nine month periods ended September 30, 1997 and 1996. These interim statements do not include all of the disclosures required by generally accepted accounting principles for annual statements.

The statements of operations and cash flows for the 1997 interim periods are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as of December 31, 1996, as filed with the Securities and Exchange Commission.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company's accounts receivable are derived from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any unusual credit-related losses. Cash equivalents are managed by major investment firms in accordance with the Company's investment policy. At September 30, 1997, the Company held balances in U.S. banks of approximately $135,000 which exceeded federally insured limits.

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

On June 30, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This accounting standards is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company is currently evaluating the requirements of SFAS No. 130.

On June 30, 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS No. 131.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997



2.      MARKETABLE SECURITIES

At September 30, 1997, the Company held the following positions (dollars in thousands):

                                                    September 30, 1997
                                                    ------------------
Corporate notes...........................               $10,198
U.S. Government obligations...............                   495
                                                         -------
                                                         $10,693
                                                         =======


3.      ACCOUNTS RECEIVABLE

Customer trade accounts receivable, net of allowances as of September 30, 1997 and December 31, 1996, were (dollars in thousands):

                                                   September 30, 1997    December 31, 1996
                                                   ------------------    -----------------

Accounts receivable...............................      $ 10,683              $12,807
Less: Allowance for doubtful accounts, returns and
price protection..................................
                                                          (1,972)              (1,647)
                                                        --------              -------
                                                        $  8,711              $11,160
                                                        ========              =======


4.      OTHER ACCRUED EXPENSES

Other accrued expenses include (dollars in thousands):

                                                   September 30, 1997    December 31, 1996
                                                   ------------------    -----------------

Salaries and related expenses.............               $1,187                $1,196
Commissions...............................                  385                   440
Royalties.................................                  179                   556
Other.....................................                1,186                 1,485
                                                         ------                ------
                                                         $2,937                $3,677
                                                         ======                ======

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


5.      INCOME TAXES

The source of income (loss) before income taxes for the three and nine months ended September 30, 1997 and 1996 is as follows (dollars in thousands):

                           Three months ended                 Nine months ended
                              September 30,                     September 30,
                     ------------------------------     ------------------------------
                         1997             1996             1997             1996
                     -------------    -------------     -------------    -------------

United States.......        $ (48)          $(420)          $(1,891)        $(1,389)
Foreign.............         (963)            778            (4,529)          2,038
                     -------------    -------------     -------------    -------------
Income (loss)
before income taxes
and minority
interest............      $(1,011)           $358           $(6,420)           $649
                     -------------    -------------     -------------    -------------

On an interim basis, the Company provides for income taxes using its estimated effective tax rate for the year for foreign and domestic source income. As of September 30, 1997, no net operating loss carryforwards remain in foreign jurisdictions. The taxes provided relate primarily to foreign source income.

6.      PER SHARE INFORMATION

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

7.      RELATED PARTY TRANSACTIONS

Included in revenues for the three months ended September 30, 1997 and 1996 was approximately $14,000 and $26,000, respectively, relating to product sales to, and software maintenance agreements with, an affiliate of a shareholder. Revenues from this same affiliate for the nine months ended September 30, 1997 and 1996 were approximately $26,000 and $292,000, respectively. Included in accounts receivable as of September 30, 1997 was approximately $27,000 relating to this affiliate. Included in operating expenses for the three months ended September 30, 1997 and 1996 were approximately $22,000 and $35,000, respectively, relating to consulting services provided by this affiliate. Operating expenses relating to this same affiliate for the nine months ended September 30, 1997 and 1996 were approximately $135,000 and $109,000, respectively. Included in accounts payable as of September 30, 1997 was approximately $56,000 related to these consulting services.

Included in revenues for the three months ended September 30, 1997 and 1996 were approximately $95,000 and $27,000, respectively, relating to software license and maintenance agreements with a shareholder. Revenues from this same shareholder for the nine months ended September 30, 1997 and 1996 were approximately $94,000 and $241,000, respectively. Included in accounts receivable as of September 30, 1997 was approximately $45,000 relating to this affiliate.

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

Except for the historical information contained in this Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the introduction and market acceptance of new products offered by the Company and its competitors, the volume and timing of large transactions with customers, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the risks related to international operations, the effect of shifting standards and platforms for messaging products, and other risks detailed below and discussed from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        Revenues. Total revenues were $6,187,000 and $6,413,000 for the three months ended September 30, 1997 and 1996, respectively, representing a 4% decrease in 1997 over the same period one year ago. Revenues from domestic sources accounted for approximately 29% and 27% of total revenues in the three months ended September 30, 1997 and 1996, respectively, while the Company's international revenues accounted for 71% and 73%, respectively, of the Company's total revenues in the same periods. Within international revenues, revenues outside of Europe accounted for approximately 21% and 4% of total revenues in the three months ended September 30, 1997 and 1996, respectively. The increase in the three months ended September 30, 1997 is largely due to increased revenues in South America, which the Company does not view as an upward trend.

        Product revenues were $4,555,000 and $5,213,000 for the three months ended September 30, 1997 and 1996, respectively. The 13% decrease from 1996 to 1997 was mainly due to decreased volumes of, and declining prices for, the Company's X.400 products, partially offset by increased volumes of the Company's newer Internet/Intranet products. The decreased volumes of X.400 products sold relate primarily to a continuing shift in market demand away from the Company's
X.400 product lines which the Company expects to continue.

        Service revenues were $1,632,000 and $1,200,000 for the three months ended September 30, 1997 and 1996, respectively. The 36% increase from 1996 to 1997 resulted primarily from increased software support and update service fees, and to a lesser extent from increased custom engineering services.

        Cost of Revenues. Cost of product revenues were $808,000 and $517,000 for the three months ended September 30, 1997 and 1996, respectively. The 56% increase in cost of product revenues from the three months ended September 30, 1996 to the three months ended September 30, 1997 resulted primarily from a $310,000 writedown of third-party prepaid royalties relating to a specific product technology which the Company believes is non-strategic.

        Cost of service revenues were $753,000 and $601,000 for the three months ended September 30, 1997 and 1996, respectively. The 25% increase from 1996 to 1997 resulted primarily from higher personnel-related costs due to supporting increased revenue levels of software support and update, and custom engineering services.

        Gross Profit. Gross profit was $4,626,000 and $5,295,000 for the three months ended September 30, 1997 and 1996, respectively, representing 75% and 83% of revenues for those same periods, respectively.

        Gross profit from product sales was $3,747,000 and $4,696,000 for the three months ended September 30, 1997 and 1996, respectively, representing 82% and 90% of product sales for those same periods, respectively. This percentage decrease is primarily due to the impact of the writedown of third- party prepaid royalties discussed above.

        Gross profit from services was $879,000 and $599,000 for the three months ended September 30, 1997 and 1996, respectively, representing 54% and 50% of services revenues for those same periods, respectively.

        Engineering. Engineering expenses were $2,017,000 and $2,318,000 for the three months ended September 30, 1997 and 1996, respectively, representing 32.6% and 36.1% of revenues for those same periods, respectively. The absolute decrease in engineering expenses resulted principally from decreased expenses in labor and consulting.

        Sales and Marketing. Sales and marketing expenses were $3,168,000 and $2,261,000 for the three months ended September 30, 1997 and 1996, respectively, representing 51.2% and 35.3% of revenues for those same periods, respectively. The increase in sales and marketing expenses resulted principally from labor-related costs arising from increased levels of personnel and to a lesser extent from marketing program expenses. Both increases resulted from an intensified focus by the Company on sales and marketing efforts which the Company expects to continue.

        Administration. Administration expenses were $714,000 and $634,000 for the three months ended September 30, 1997 and 1996, respectively, representing 11.5% and 9.9% of revenues for those same periods, respectively. The absolute increase primarily resulted from increased labor expenses relating to the additional personnel devoted to these activities.

        Agency Grants. Agency grants have been received from two sources. Under an incentive program designed to induce organizations to locate and conduct business in Ireland, the Industrial Development Authority of Ireland makes grants that are based predominately upon the number of new jobs created by the Company there. The amount of grants in any given period will therefore vary based upon the number of jobs created and the timing of receipt of grant aid payments and will continue to fluctuate on a quarterly basis. The Company currently expects the level of these grants to be insignificant in the short-term. The Economic and Technological Finance Authority - Berlin makes grants to promote research and development in small and medium-sized German-owned companies located in Berlin. The grants are paid quarterly based upon actual development costs, including salaries, and depend upon the work being carried out in Berlin. As of August 31, 1996, the Company was no longer eligible to receive these grants in Germany.

        (Income) loss from currency fluctuations. (Income) loss from currency fluctuations was $23,000 and $(15,000) for the three months ended September 30, 1997 and 1996, respectively. The fluctuation during these periods resulted from changes in foreign currency exchange rates.

        Interest income. Interest income was $285,000 for the three months ended September 30, 1997 as compared with $326,000 in the same period in 1996. This decline is largely due to the Company's lower cash and cash equivalent balances during the three months ended September 30, 1997 versus
September 30, 1996. See Liquidity and Capital Resources.

        Provision for Income Taxes. The income tax provision was $3,000 on a pre-tax loss of $1,011,000 for the three months ended September 30, 1997. For the three months ended September 30, 1996, the income tax provision was $95,000 on pre-tax income of $358,000. The tax provisions resulted from taxes on the Company's international operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        Revenues. Total revenues were $15,376,000 and $19,388,000 for the nine months ended September 30, 1997 and 1996, respectively, representing a decrease in 1997 of 21% over the same period one year ago. Revenues from domestic sources accounted for approximately 28% and 23% of total revenues in the nine months ended September 30, 1997 and 1996, respectively, while the Company's international revenues accounted for 72% and 77%, respectively, of the Company's total revenues in the same periods.

        Product revenues were $10,946,000 and $15,769,000 for the nine months ended September 30, 1997 and 1996, respectively. The 31% decrease from 1996 to 1997 was mainly due to decreased volumes of, and declining prices for, the Company's X.400 products, partially offset by increased volumes in the Company's newer Internet/Intranet products. The decreased volumes of X.400 products sold relate primarily to a continuing shift in market demand away from the Company's
X.400 product lines which the Company expects to continue.

        Service revenues were $4,430,000 and $3,619,000 for the nine months ended September 30, 1997 and 1996, respectively. The 22.4% increase from 1996 to 1997 resulted primarily from increased software support and update service fees.

        Cost of Revenues. Cost of product revenues were $1,743,000 and $2,066,000 for the nine months ended September 30, 1997 and 1996, respectively. The 16% decrease in cost of product revenues from the nine months ended September 30, 1996 to the nine months ended September 30, 1997 resulted from a decreased level of costs relating to hardware purchased from third-party vendors as a result of decreased sales of these components, which the Company expects to continue, offset by an increase in third-party royalties primarily relating to a $310,000 writedown of third-party prepaid royalties relating to a specific product technology which the Company believes is non-strategic.

        Cost of service revenues were $2,026,000 and $1,757,000 for the nine months ended September 30, 1997 and 1996, respectively. The 15% increase in cost of service revenues from 1996 to 1997 resulted primarily from increased personnel-related costs of providing software support and update, training and installation, and custom engineering services.

        Gross Profit. Gross profit was $11,607,000 and $15,565,000 for the nine months ended September 30, 1997 and 1996, respectively, representing 75% and 80% of revenues for those same periods.

        Gross profit from product sales was $9,203,000 and $13,703,000 for the nine months ended September 30, 1997 and 1996, respectively, representing 84.1% and 86.9% of product sales for those same periods, respectively. This percentage decrease is primarily due to the impact of the writedown of third-party prepaid royalties discussed above.

        Gross profit from services was $2,404,000 and $1,862,000 for the nine months ended September 30, 1997 and 1996, respectively, representing 54.3% and 51.5% of services revenues for those same periods, respectively. This percentage increase is primarily due to reductions in the costs of providing software support and upgrade services.

        Engineering. Engineering expenses were $6,244,000 and $6,689,000 for the nine months ended September 30, 1997 and 1996, respectively, representing 40.6% and 34.5% of revenues for those same periods, respectively. The absolute decrease in engineering expenses resulted principally from decreased expenses in labor and consulting, while the increase in the percentage is driven by the lower revenues in the nine months ended September 30, 1997.

        Sales and Marketing. Sales and marketing expenses were $10,556,000 and $7,167,000 for the nine months ended September 30, 1997 and 1996, respectively, representing 69% and 37% of revenues for those same periods, respectively. The increase in sales and marketing expenses resulted principally from labor-related costs, increased levels of personnel and, to a lesser extent, from marketing program expenses. Both increases resulted from an intensified focus by the Company on sales and marketing efforts which the Company expects to continue. The increase in sales and marketing expenses as a percentage of revenues is also driven by the lower revenues in the nine months ended September 30, 1997.

        Administration. Administration expenses were $2,282,000 and $1,889,000 for the nine months ended September 30, 1997 and 1996, respectively, representing 14.8% and 9.7% of revenues for those same periods, respectively. The absolute increase primarily resulted from increased labor expenses and additional personnel devoted to these activities. The increase in administation expenses as a percentage of revenues is also driven by the lower revenues in the nine months ended September 30, 1997.

        Agency Grants. Agency grants have been received from two sources. Under an incentive program designed to induce organizations to locate and conduct business in Ireland, the Industrial Development Authority of Ireland makes grants that are based predominately upon the number of new jobs created by the Company there. The amount of grants in any given period will therefore vary based upon the number of jobs created and the timing of receipt of grant aid payments and will continue to fluctuate on a quarterly basis. The Company currently expects the level of these grants to be insignificant in the short-term. The Economic and Technological Finance Authority - Berlin makes grants to promote research and development in small and medium-sized German-owned companies located in Berlin. The grants are paid quarterly based upon actual development costs, including salaries, and depend upon the work being carried out in Berlin. As of August 31, 1996, the Company was no longer eligible to receive these grants in Germany.

        (Income) loss from currency fluctuations. (Income) loss from currency fluctuations was $(93,000) and $49,000 for the nine months ended September 30, 1997 and 1996, respectively. The fluctuation during these periods resulted from changes in foreign currency exchange rates.

        Interest income. Interest income was $893,000 for the nine months ended September 30, 1997 as compared with $687,000 in the same period in 1996. The increase resulted primarily from interest earned on the investment of cash received from the Company's initial public offering which was completed in mid-March 1996, partially offset by declining cash balances during 1997.

        Provision for Income Taxes. The income tax provision was $22,000 on a pre-tax loss of $6,420,000 for the nine months ended September 30, 1997, which resulted from taxes on the Company's international operations. For the nine months ended September 30, 1996, the income tax provision of $375,000 on pre-tax income of $649,000 related primarily to the Company's profitable international operations.

LIQUIDITY AND CAPITAL RESOURCES

During March 1996, the Company completed a public offering and sale of 2,300,000 shares (including the over-allotment option) of its Common Stock at $9 per share, resulting in net proceeds to the Company, after offering costs, of approximately $18,300,000. Concurrently with such offering, the Company received an additional $1,500,000 from Intel Corporation and an additional $288,000 from Thomson-CSF Ventures as a result of the sale and issuance of 166,667 and 39,942 shares of Common Stock, respectively.

The Company (used)/generated cash from operating activities of $(4,060,000) and $764,000 for the nine months ended September 30, 1997 and 1996, respectively. The primary factors contributing to this decrease in cash flow in 1997 are the higher operating loss for the nine months ended September 30, 1997 of $7.4 million versus operating income of $193,000 for the nine months ended September 30, 1996, and a decrease in other accrued expenses, both of which are offset by an increased cash flow relating to a decrease in accounts receivable.

As of September 30, 1997, total accounts receivable, net was $8,783,000 versus $11,234,000 at December 31, 1996. This lower accounts receivable balance at September 30, 1997 is partially attributable to lower revenue levels in the nine months ended at that same date. The Company typically generates a large percentage of its quarterly revenue during the last few weeks of the quarter, and has payment terms in excess of 90 days on some of its larger sales. Certain of the Company's larger sales have longer payment terms, thus slowing the cash flow cycle, and the Company expects that future large sales will follow the same pattern. The Company does not believe these longer payment terms are likely to have a material adverse effect on the collectibility of the related receivables.

As of September 30, 1997, the Company had a balance of $10,322,000 in cash and cash equivalents, and a balance of $10,693,000 in marketable securities. The Company believes that its existing capital resources will be adequate to finance the Company's operations and capital expenditures through the end of 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable

PART II Other Information

Item 2. Changes in Securities and Use of Proceeds

In connection with its initial public offering in 1996, the Company filed a Registration Statement on Form S-1, SEC File No. 333-606 (the "Registration Statement"), which was declared effective by the Commission on March 13, 1996, the Company registered 2,300,000 shares of its Common Stock, $0.001 par value per share. The offering commenced on March 14, 1996 and did not terminate until all of the registered shares had been sold. The aggregate offering price of the registered shares was $20,700,000. The managing underwriters of the offering were Hambrecht & Quist and Furman Selz LLP.

The Company incurred the following expenses in connection with the offering:

       Underwriting discounts and commissions                     $1,449,000
       Other expenses                                             $  951,000
              Total                                               $2,400,000

All of such expenses were direct or indirect payments to others.

The net offering proceeds to the Company after deducting the total expenses above were approximately $18,300,000. From March 14, 1996 to September 30, 1997, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

      Purchase and installment of machinery and equipment        $ 2,172,000
      Working capital                                            $ 6,193,000
      Investment in short term interest-bearing obligations
            and cash equivalents                                 $ 7,959,000
      Repayment of short term liabilities                        $ 1,292,000
      Application to short term assets                           $   684,000
             Total                                               $18,300,000

Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

Item 6. Exhibits and Reports on Form 8-K


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

                                           ISOCOR


Date:  November 14, 1997               By:      /s/ JANINE M. BUSHMAN
                                           -----------------------------------
                                           Janine M. Bushman, Vice President,
                                           Finance and Administration and Chief
                                           Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number                       Exhibits                                     Page
------------------------------------------------------------------------------

11.1   Statement of Computation of Shares Used in Per Share Computation.....1
27.1   Financial Data Schedule..............................................2