Form 10-K405
period 1997-12-31
ISOCOR
filed 1998-03-31
CIK 879283

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                       COMMISSION FILE NUMBER: 000-27900
                            ------------------------

                                     ISOCOR
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     95-4310259
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

          3420 OCEAN PARK BOULEVARD                                90405
               SANTA MONICA, CA                                  (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 581-8100
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on February 17, 1998 was approximately $17,100,596. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 9,581,192 shares of Registrant's Common Stock issued and outstanding as of February 17, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders scheduled to be held on May 13, 1998 (the "1998 Proxy Statement").

================================================================================

                     INTRODUCTORY STATEMENTS AND REFERENCES

     References made in this Annual Report on Form 10-K to "ISOCOR," the "Company" or the "Registrant" refer to ISOCOR and its subsidiaries. The ISOCOR name, N-PLEX and Plexlink are registered trademarks of the Company. ISOGATE, ISOMAIL, ISOPLEX, ISOPRO, ISOTRADE and PLEXLINK Secure are trademarks of the Company.

     This Annual Report on Form 10-K contains forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the introduction and market acceptance of new products offered by the Company and its competitors, general changes in the markets in which the Company competes, the volume and timing of large transactions with customers, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the risks related to international operations, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

RISK FACTORS

  Significant Fluctuations in Quarterly Results; Limited Operating History

     The Company's quarterly operating results have in the past varied significantly and are likely in the future to vary significantly based upon a number of factors, including the introduction and market acceptance of new products offered by the Company and its competitors, general changes in the markets in which the Company competes, the volume and timing of large transactions with customers, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels and the risks related to international operations, as well as other factors. Products are generally shipped as orders are received, and product revenues are generally recognized as products are shipped. Consequently, quarterly revenues and operating results depend primarily on the volume and timing of orders during the quarter, which are difficult to forecast due to the length of the sales cycle. Further, the Company typically generates a large percentage of its quarterly revenues during the last few weeks of the quarter. A significant portion of the Company's operating expenses are relatively fixed in the short term, and planned expenditures are based on sales forecasts. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, net income, if any, may be disproportionately affected because only a small portion of the Company's expenses varies with revenue in the short term. There can be no assurance that the Company will achieve revenue growth in the future or be profitable on an operating basis in any future period. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

     The Company was incorporated in February 1991 and recorded its first sales in the second quarter of 1992. The Company incurred losses through 1994, during the first two quarters of 1995, during the second quarter of 1996 and for all of 1997. As a result, the Company had an accumulated deficit of $13.6 million as of December 31, 1997. There can be no assurance that the Company will be profitable in the future.

  Substantial Competition

     The markets for the Company's products are intensely competitive and characterized by rapid changes in technology and evolving standards. The Company encounters competition from a number of sources, including privately held companies which specialize in messaging products, computer hardware vendors, customized solution vendors or systems integrators, and software companies such as Control Data Systems, Inc., the Lotus Development Corporation subsidiary of International Business Machines Corporation ("Lotus"), Microsoft

Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape") and Worldtalk Corporation. A variety of potential actions by any of the Company's competitors, including a reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products, product giveaways, product bundling or feature integration could have a material adverse effect on the Company's business, financial condition and results of operations. Large companies that compete with the Company or that may compete with it in the future have substantial technical and financial resources that allow them to develop, enhance or acquire competitive products, and substantial marketing resources and presence to promote these products aggressively. Moreover, the Company's current and potential competitors may respond more quickly than the Company to new or emerging technologies or changes in customer requirements or distribution methods. Accordingly, it is possible that current or potential competitors could rapidly gain significant market share. See "Item 1:
Business -- Competition."

  Dependence on Commercial Use of the Internet

     Particularly in light of the Company's strategic shift of focus away from X.400-based products to products related to the Internet, the success of the Company's products will depend in large part on increased commercial use and acceptance of the Internet. Because commercial use of the Internet is relatively recent and is evolving rapidly, it is difficult to predict with any assurance whether the Internet will prove to be a viable marketplace. There can be no assurance that the infrastructure or complementary products necessary to make the Internet viable for broad electronic business communications and transactions will be developed. The flat rate, time-of-day and volume-independent pricing structure offered by Internet service providers to organizations is currently favorable. Less favorable pricing structures may have a material adverse impact on the commercial adoption of the Internet and therefore on the success of the Company's products and the Company's business prospects.

  Dependence on New Products

     The Company has invested significant resources into the development of new products and expects to continue to make these investments in the future. Additionally, the Company expects sales of its new products related to the Internet to comprise an increasing fraction of overall sales. ISOCOR also plans to continue to enhance its products with new releases that provide additional features and to make its products available on additional hardware and operating system platforms. Any quality, reliability or interoperability problems with new or enhanced products, or any other actual or perceived problems in new or enhanced products, could have a material adverse effect on market acceptance of such products. There can be no assurance that such problems or perceived problems will not arise or, that even in the absence of such problems, the new or enhanced products will receive market acceptance. A failure of new or enhanced products to receive market acceptance for any reason would have a material adverse effect on the Company's business prospects. See "Item 1:
Business -- Products" and "-- Product Development."

  Dependence on Expansion of North American Sales and Marketing Efforts

     The Company intends to expand further its North American sales and marketing efforts, which is a critical component of its strategy to expand Internet-related revenues. In particular, the Company is currently pursuing plans to increase its North American direct and indirect sales force. There can be no assurance that the Company will be successful in attracting or retaining qualified direct and indirect sales personnel, that the expansion of the Company's sales and marketing efforts will result in increased sales of the Company's products, that the cost of such expansion will not exceed the revenues generated thereby, or that the Company's sales and marketing organization will compete successfully against the larger and better-funded sales and marketing organizations of the Company's competitors. A failure in any of these areas could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business -- Marketing, Sales and Distribution."

  Dependence on International Third-Party Distribution

     Internationally, the Company relies significantly on resellers for certain elements of the marketing and for the distribution of its software products. The agreements in place with these organizations are generally non-exclusive. These resellers are not within the control of the Company, may distribute products other than the Company's products and are not obligated to purchase products from the Company. There can be no assurance that these resellers will place a high priority on the marketing of the Company's products, and they may give a higher priority to other products which may include products of the Company's competitors. This may result in a lower sales effort applied to the Company's products and a consequent reduction in the Company's operating results. In addition, because the Company's international sales are made to a large extent through resellers, the Company often does not enter into product sales contracts with the international end users of its products. There can be no assurance that the Company will retain any of its resellers, and there can be no assurance that the Company will succeed in recruiting replacement or new organizations to represent the Company's products. Any changes in the Company's distribution channels may adversely affect sales and consequently may adversely affect the Company's business, financial condition and results of operations. See "Item 1:
Business -- Marketing, Sales and Distribution."

  Ability to Respond to Rapid Technological Change

     The Company's future success will depend significantly on its ability to enhance continually its current software products and develop or acquire and market new products which keep pace with technological developments and evolving industry standards as well as respond to changes in customer needs. The market for electronic directory and messaging infrastructure, Internet and ISO compliant software products is characterized by rapidly changing technology, evolving industry standards and customer demands and frequent new product introductions and enhancements. There can be no assurance that the Company will be successful in developing or acquiring product enhancements or new products to address changing technologies and customer requirements adequately, that it will introduce such products on a timely basis or that any such products or enhancements will be successful in the marketplace. The Company's delay or failure in the development or acquisition of technological improvements or the adaptation of its software products to technological change could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business -- Products" and "-- Product Development."

     The Company's software products are very complex as a result of market requirements for a high level of functionality, support of diverse operating environments and the need for interoperability and support for multiple technological standards. These products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Such loss or delay could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1:
Business -- Products" and "-- Product Development."

  Risk Associated with Software and Hardware and the Year 2000

     Much of the computer hardware and software currently deployed experiences problems handling dates beyond the year 1999. This computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the readiness of its internal computer systems and software, and the compliance of its software licensed to customers, for handling the year 2000. Based on preliminary information, the Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and does not currently believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk and the possibility that third parties might assert claims against the Company with respect to such issues. Accordingly, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such changes, which could have an adverse effect on future results of operations.

  Dependence on International Operations

     International revenues accounted for approximately 67% of the Company's revenues in 1997, while the European revenues accounted for approximately 86% of the Company's international revenues in 1997. The Company expects that international sales will continue to account for a significant portion of its total revenues in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, increased difficulties in collecting accounts receivable and potentially adverse tax consequences. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction in sales in that country. In addition, sales in Europe are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These seasonal factors and currency fluctuation risks may have an effect on the Company's quarterly results of operations. Further, because the Company has operations in different countries, the Company's management must address differences in regulatory environments and cultures. Failure to address these differences successfully could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business -- Marketing, Sales and Distribution" and " -- Product Development."

  Dependence on Third-party Products

     Certain of the Company's products incorporate technology obtained from third parties, including elements of the Company's directory products. Although the Company believes that its reliance on third-party products does not pose a significant business risk, due to the time involved in developing an internal alternative or licensing such technology from another third party, the Company is dependent in the short term upon the ability of such third parties to enhance their current products, to develop new products on a timely and cost-effective basis to meet changing customer needs, to successfully implement any programming changes necessary for handling the year 2000 issue and to respond to evolving industry standards and other technological changes. Although the Company believes there are alternative sources for such third-party software, there can be no assurance that the Company would be able to replace the functionality provided by such third-party software in the event that such software becomes inaccessible to the Company, obsolete or incompatible with future enhancements of the Company's software products or that, if the Company could replace such functionality, that such replacement could be obtained at a reasonable cost. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business -- Products."

  Currency Fluctuations

     While the Company's consolidated financial statements are prepared in United States dollars, a substantial portion of the Company's worldwide operations have a functional currency other than the United States dollar. In particular, the Company maintains substantial development operations in Ireland where the functional currency is the Irish Pound, and in Germany where the functional currency is the German Mark. A significant portion of the Company's revenues are also denominated in currencies other than the United States dollar. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. The Company does not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations. See "Dependence on International Operations" and "Item 1: Business -- Marketing, Sales and Distribution."

  Risks Associated with Intellectual Property

     The Company regards its software products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The

Company generally enters into confidentiality and invention assignment agreements with its employees and consultants. Additionally, the Company enters into confidentiality agreements with certain of its customers and potential customers and limits access to, and distribution of, its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technologies without authorization, or to develop similar technologies independently. Furthermore, the laws of certain countries in which the Company does business do not protect the Company's software and intellectual property rights to the same extent as do the laws of the United States. In its N-PLEX and NetCS Connectivity product lines, ISOCOR has implemented a license key mechanism which disables use of the various modules of the product unless proper number keys are provided by the customer during the installation process. Otherwise, the Company does not include in its software any mechanisms to prevent or inhibit unauthorized use, but generally either requires the execution of an agreement that restricts copying and use of the Company's products or provides for the same in a break-the-seal license agreement. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     While the Company has not received claims alleging infringement of the proprietary rights of third parties that the Company believes would have a material adverse effect on the Company's business, financial condition or results of operations, there can be no assurance that third parties will not claim that the Company's current or future products infringe the proprietary rights of others. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. See "Item 1:
Business -- Proprietary Rights."

  Risk of Increased Taxation; Loss or Refund of Grant Aid

     The Company has significant operations and generates a substantial portion of its taxable income in Ireland. Under an incentive tax program due to terminate in 2010, the Company is taxed in Ireland on its "manufacturing income" at a 10% rate, which is substantially lower than United States rates. For Irish tax purposes, most of the Company's operating income earned in Ireland is considered "manufacturing income." To qualify for this 10% tax rate, the Company must carry out "software development services" or "technical or consultancy services" (as defined in the Irish Finance Act 1980) in Ireland and qualify for an employment grant from the Industrial Authority of Ireland. If the Company ceases to comply with these qualifications, all or a part of its taxable profits may be subject to a 36% tax rate on its post disqualification date taxable profits. Should this occur, or should Irish tax laws be rescinded or changed, the Company's net income could be materially adversely affected. If the Company could no longer qualify for this 10% tax rate, or if the Irish tax laws were rescinded or changed, the Company's net income would be materially adversely impacted. In addition, if United States or other international tax authorities were to challenge successfully the manner in which profits are recognized among the Company and its subsidiaries or if the Company were to transfer funds relating to income generated in lower tax jurisdictions to the United States, the Company's effective tax rate could increase, and its business, financial condition and results of operations could be materially adversely affected.

     During 1996, the Company secured Irish Industrial Development Authority (the "IDA") grant aid in Ireland in the amount of $793,000 under an incentive program designed to induce organizations to locate and conduct business in Ireland. To qualify for this grant aid, the Company must satisfy various conditions, including that the Company must maintain its current ownership interest in its Irish subsidiary; the subsidiary must not establish or carry on similar ventures outside Ireland; and the subsidiary must remain solvent. The grants include remedy provisions which the IDA employs to pursue partial revocation of amounts granted in the event the recipient of the grant substantially vacates its presence in Ireland. While the Company's level of employment within Ireland in 1997 declined, the Company's plans include a commitment to a significant continuing presence in Ireland. There can be no assurance, however, that the IDA will not seek partial revocation of prior grants, the Company will continue to qualify for this grant aid or be eligible for future grants or that the Company's results of operations will not be materially adversely affected by the loss of grant aid.

     During 1996, the Company also received grant aid from the Technological Finance Authority -- Berlin, under an incentive program to promote research and development in small and medium sized German-owned companies located in Berlin. The Company is no longer eligible to receive these grants.

  Dependence on Key Personnel

     The Company's success depends to a significant degree upon the continued contributions of its key management and engineering personnel. The success of the Company depends to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the software industry is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. If the business of the Company increases, it may become increasingly difficult to hire, train and assimilate the new employees needed. The Company's inability to retain and attract key employees could have a material adverse impact on the Company's business, financial condition and results of operations.

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

  Blank Check Preferred Stock; Anti-Takeover Provisions

     The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change of control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of Common Stock. The Company has no present plans to issue shares of Preferred Stock. The Company's Articles of Incorporation and Bylaws provide, among other things, for the elimination of cumulative voting with respect to the election of directors (effective at the first annual meeting following the annual meeting at which the Company has 800 or more shareholders of record), the prohibition of actions taken by the Company's shareholders by written consent and certain other procedures, including advance notice procedures with regard to the nomination of candidates for election as directors, other than by or at the direction of the Board of Directors which could have the effect of making it more difficult for a third party to effect a change in the control of the Board of Directors. In addition, these provisions could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, a majority of the outstanding voting stock of the Company, and may make more difficult or discourage a takeover of the Company.

                                     PART I

ITEM 1. BUSINESS

  General

     ISOCOR was founded and incorporated in California in February 1991. ISOCOR develops, markets and supports off-the-shelf electronic messaging and directory infrastructure software products and services that enable businesses to engage in electronic communications over corporate networks, public telephone networks, value added networks ("VANs") and the Internet. ISOCOR's products are available either as a complete, integrated package or as individual components, and they support the prevailing, market-driven standards for electronic information exchange -- Internet and International Organization for Standards ("ISO")-based standards. ISOCOR's products and services are designed to support electronic information exchange globally in an accurate, cost-effective and secure way, while operating seamlessly across multiple protocols and architectures.

     ISOCOR's business strategy is to provide a focused range of products offering features and performance to meet the wide range of customers' needs; to support open architectures and legacy systems by providing solutions that are hardware and software platform-independent and are based on open standards; to leverage Internet-based technologies by adding enhanced Internet capabilities to its message server product line allowing the exchange, switching and management of traffic formatted in prevailing native Internet-based standards without any conversions unless that traffic is directed to heterogeneous environments; and to expand distribution channels primarily to increase its North American direct sales force to focus on sales to large corporate customers and service providers.

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

     The ISOCOR solution is implemented through two major product groups: message servers and directories. Message servers handle the interchange of any size or type of electronic document or information across and outside of a customer's computer network and include products that allow leading proprietary E-mail systems to interoperate. Directory products support enterprise-wide directory listing, access and navigation, as well as connections to external networks like the World Wide Web.

  Message Server Products

     The Company's server software has been designed to provide high performance while reducing hardware requirements. This has been achieved through a design methodology that eliminates the overhead of protocol layering, reduces the number of computer instructions required to perform common operations and reduces dependence on the mechanical performance of computer peripheral devices such as disk drives. The design also reduces the risk that messages will be lost or will not be duplicated in the event of external system breakdowns, such as loss of power or hardware failures. This promotes high reliability of the electronic information exchange backbone and allows public carriers to rely upon the software.

     N-PLEX, ISOCOR's Internet server product, provide robust message management, administrative control and secure message transfer server products to the SMTP, POP3 and IMAP4 standards. Performance of Internet mail systems has been enhanced by use of the ISOCOR-developed caching algorithms which reduces the use of time-consuming DNS directory accesses over the Internet and makes full use of Microsoft Windows NT operating system threading facilities for efficient utilization of multiprocessor computer systems. In addition, N-PLEX Global has been ported to the Sun Solaris UNIX operating system and is optimized for high levels of performance. Security holes are eliminated in the proprietary ISOCOR design, and authentication login facilities have been added using encryption technology to prevent unauthorized access to the mail systems.

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

     The proliferation of multiple proprietary electronic messaging systems within organizations has created isolated islands of communication where users on one system cannot communicate with users on other systems. To solve this incompatibility problem, N-PLEX Hub enables users to exchange electronic information, including attached files such as spreadsheets and word processing documents, without complex rules or administration. This cross-communication capability allows the rapid exchange of information across departments or organizations. N-PLEX Hub also connects proprietary electronic messaging systems to the ISOCOR message server and directory server products, so that the proprietary directories reflect the availability of additional external users via the electronic messaging backbone. N-PLEX Hub supports the exchange of data between the most popular local mail systems including those provided by Lotus (cc:Mail and Notes) and Microsoft. ISOGATE products also enable users to connect to public-based systems with its X.400 and SMTP/MIME (Internet) gateways.

     ISOCOR offers application programming interfaces ("APIs") for its N-PLEX Hub products that can be used to integrate an organization's business applications. One such application-specific gateway is the ISOTRADE EDI Server ("ISOTRADE"). ISOTRADE links the ISOCOR electronic information exchange backbone with electronic data interchange ("EDI") translation products, such as those made by TSI International, Ltd., Harbinger Corporation, and St. Paul Software, Inc., and also allows the customer to create software that can directly access the ISOTRADE APIs for electronic commerce applications.

     ISOPLEX message servers store and relay messages via the X.400 standard, allowing them to be implemented over prevailing network protocols including TCP/IP and X.25. In addition, the Company's ISOPLEX servers run on a variety of hardware platforms and operating systems. The management system can be used on a remote basis over a networked set of servers, reducing the personnel required to manage the ISOPLEX servers.

     ISOCOR also offers ISOPLEX ADMD, which provides advanced features in the areas of mail account tracking, message management and administration and system control. With ISOPLEX ADMD, large organizations and public carriers can offer high-end, value-added services unavailable in simpler message management servers.

  Directory Products

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

     GDS is standards-based and can synchronize stored information, such as e-mail addresses, among proprietary systems communicating across different electronic information exchange systems. A number of client applications are compatible with GDS, including World Wide Web browsers, and Internet clients through the use of LDAP (Lightweight Directory Access Protocol) which can access GDS over the wide variety of network connections including dial-up, Internet TCP/IP and X.25. GDS can serve as an easy-to-access information source, storing data from other sources such as corporate databases, World Wide Web servers and other content sources.

     As with other ISOCOR applications, GDS is supplemented by an integrated set of directory tools, called the Global Directory Navigator, that allows an administrator to exchange information with other databases, collect accounting information and administer the system either remotely or locally.

     In March 1996, the Company entered into an agreement with International Computers Limited ("ICL") to license a portion of ICL's i500 directory server product for incorporation with ISOCOR's own communication software technology to create ISOCOR's Global Directory Server product. This bi-lateral crosslicensing agreement provides for the payment of royalties by the Company based on sales of products incorporating the licensed i500 directory server product.

     In September 1997, the Company entered into an agreement with Zoomit Corporation to resell its VIA meta-directory products and tools. This agreement provides for the payment of royalties by the Company based on the sales of these specific products and tools.

  Marketing, Sales and Distribution

     The Company sells its products both directly to end users and indirectly through resellers, systems integrators and original equipment manufacturers ("OEMs"). In North America, ISOCOR sells its products primarily through a direct sales organization focused on Fortune 1000 companies and service providers. Internationally, ISOCOR sells its products primarily through a worldwide network of resellers.

     The Company's international resellers consist primarily of systems integrators and value added resellers ("VARs"). These resellers typically range in size from several hundred staff down to half a dozen specialists in some smaller countries. The Company selects resellers based on general experience in electronic messaging, data communications and systems integration, and then trains them on the Company's software products and technologies at ISOCOR's training centers in the U.S. and Ireland. In addition, ISOCOR sells to major accounts worldwide, primarily to large telecommunications carriers which prefer to deal directly with the Company for support. A number of the Company's international public carrier backbone customers have also begun licensing ISOCOR's products to end users as customer premises equipment. See "Introductory Statements and References: Risk Factors -- Dependence on International Third-party Distribution."

     The Company's reseller agreements generally grant resellers non-exclusive rights to distribute the Company's products in each reseller's defined geographic market. Each reseller is generally responsible for supporting its end-user customers, while ISOCOR provides technical support to the reseller. The Company provides price protection to its resellers such that, if the Company reduces the price of its products, resellers are entitled to a credit for the difference between the reduced price and the price they previously paid for products that are held in the reseller's inventory at the time of the price reduction and that were purchased within the preceding 30 days. ISOCOR's resellers typically stock little inventory, but instead obtain products from the Company on an as-needed basis.

     To support its sales efforts, the Company conducts marketing programs which include direct mail, public relations, advertising (including a World Wide Web home page on the global Internet (www.isocor.com)), worldwide trade shows and selected joint marketing programs. The Company also sponsors an annual meeting for its resellers to provide them additional information and skills to market the Company's products effectively. The sales, support and service functions for the Company's products are provided principally through the Company's Santa Monica headquarters with the exception of the European, Middle East and African markets which are serviced through ISOCOR sales and support offices in Berlin, Bern, Dublin, London and Paris.

     During 1997, international revenues accounted for 67% of the Company's total revenues. Of these international revenues, 86% resulted from sales to resellers or customers located primarily in Europe, with the remainder resulting from sales to resellers or customers located in the rest of the world. International sales may be subject to government controls and other risks, including export licenses, federal restrictions on the export of critical technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, the Company has experienced no material difficulties due to these factors. See "Introductory Statements and References: Risk Factors -- Dependence on International Operations" and " -- Currency Fluctuations."

  Customers

     ISOCOR's products are used in a variety of industries. The Company markets its products primarily to large and medium-sized corporate customers, as well as service providers. During 1997, no single customer accounted for more than 10% of the Company's revenues. During 1997, the following categories of revenue accounted for more than 10% of total revenues: server products accounted for 33% of total revenues, gateway products accounted for 12% of total revenues, directory products accounted for 11% of total revenues and services accounted for 29% of total revenues.

  Customer and Reseller Support and Services

     The Company offers its resellers and end-user customers standard support and upgrade services. The agreements that provide for these services vary among end users, resellers and OEMs, but generally provide that for an annual fee the Company will provide customer support services by electronic communication, fax or telephone. These agreements also typically provide for software upgrades to the licensed products as they are generally released by the Company. ISOCOR also offers training, custom engineering and pre- and post-sale services to end users and carriers. Professional services include network design consulting, product installation, administrator training, custom application integration and turnkey systems implementation. The Company has major customer support centers in Santa Monica and Dublin. Additionally, local technical support is available at the Company's regional offices in London, Paris and Bern. In 1997, provision by ISOCOR of all customer and reseller support and services accounted for 29% of ISOCOR revenues.

  Product Development

     The Company has invested significant resources into the development of new products and expects to continue to make these investments in the future. ISOCOR also plans to continue to enhance its products with new releases that provide additional features and to make its products available on additional hardware and operating system platforms. See "Introductory Statements and References:
Risk Factors -- Dependence on New Products" and " -- Ability to Respond to Rapid Technological Change."

     Much of the computer hardware and software currently deployed experiences problems handling dates beyond the year 1999. This computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the readiness of its internal computer systems and software, and the compliance of its software licensed to customers, for handling the year 2000. Based on preliminary information, the Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and does not currently believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk and the possibility that third parties might assert claims against the Company with respect to such issues. Accordingly, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such changes which could have an adverse effect on future results of operations. See "Introductory Statements and
References: Risk Factors -- Risk Associated with Software and Hardware and the Year 2000".

     The Company has development centers located in Berlin, Copenhagen, Dublin and Santa Monica. The largest such facility is located in Dublin in order to take advantage of lower costs in Ireland, IDA tax incentives and grants and the strong Irish educational structure. The presence of development facilities in the U.S. and Europe enhances access to both American and European markets and technology. ISOCOR invests substantial management time and resources in quality assurance testing for all of its products. Quality assurance testing takes place at the Company's Berlin, Dublin and Santa Monica facilities.

     As of December 31, 1997, the Company employed 70 persons in the product development function. The product development organization consists of separate product units, each with expertise in specific areas. Engineering expenses were $7.9 million in 1997.

  Competition

     The market for the Company's products is intensely competitive and subject to rapid technological change and evolving standards. The Company believes its long-term success will depend in part on its ability to be a leader in developing and offering products that meet emerging industry or market standards, to offer a broad range of high-performance, multi-platform, messaging and directory infrastructure products requiring little customization for the general marketplace, to maintain strong customer support and sufficient distribution channels and to offer competitively priced products. The Company believes that its products currently compete favorably with respect to these factors.

     The messaging and directory infrastructure market is fragmented and a number of companies are participating in this market with a variety of product offerings featuring varying profiles and business models. The Company's competition includes privately held companies which specialize in messaging products such as Data Communications Ltd., Innosoft International, Inc., and Software.com. ISOCOR's competitors also include customized solution vendors or systems integrators such as Control Data Systems, Inc. and publicly held software companies such as Lotus, Microsoft, Netscape, and Worldtalk Corporation.

     Major software providers such as Microsoft, Lotus and Novell, Inc. ("Novell"), have incorporated functionality into their product offerings similar to that provided by the Company's products. The Company's Global Directory Server contains elements that compete directly and indirectly with components and complete products offered by Novell and other developers of X.500 and directory server-based software products. The Company's gateway products contain elements that compete directly with components or complete products offered by Control Data Systems Inc., Innosoft International, Inc., Worldtalk Corporation and other developers of products for connectivity between dissimilar electronic information exchange software systems. To the extent such companies provide such functionality or products, the Company's business, financial condition and results of operations could be materially adversely affected.

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

     See "Introductory Statements and References: Risk Factors -- Dependence on New Products,"
"-- Substantial Competition" and "-- Ability to Respond to Rapid Technological Change."

  Proprietary Rights

     The Company regards its software products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third party nondisclosure agreements and other methods to protect its proprietary rights. The Company generally enters into confidentiality and invention assignment agreements with its employees and consultants. Additionally, the Company enters into confidentiality agreements with its customers and potential customers and limits access to, and distribution of, its proprietary information. In its N-PLEX and NetCS Connectivity product lines, ISOCOR has implemented a key license mechanism which disables use of the various modules of the product unless proper number keys are provided by the customer during the installation process. Otherwise, the Company does not include in its software any mechanisms to prevent or inhibit unauthorized use, but generally either requires the execution of an agreement that restricts copying and use of the Company's products or provides for the same in a shrinkwrap license agreement. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. See "Introductory Statements and References: Risk Factors -- Risks Associated with Intellectual Property."

     While the Company has not received claims alleging infringement of the proprietary rights of third parties which the Company believes would have a material adverse effect on the Company's business, financial condition and results of operations, there can be no assurance that third parties will not claim that the Company's current or future products infringe the proprietary rights of others. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all.

  Manufacturing

     The Company contracts with third parties to manufacture the media containing its software, which consists of diskette and tape duplication and printing of manuals and boxes. Assembly is performed by the Company at its Dublin and Berlin facilities. The raw materials and services associated with manufacturing the media are generally available through a number of sources. Finished products are generally shipped from Ireland to customers in Europe, the Far East, Australia, the Middle East and Africa, and to the Company's United States facility. The Company's United States facility generally distributes products to customers in North and South America. The NetCS Connectivity products are generally shipped directly from Berlin to customers in Germany, and otherwise to the Company's Irish and United States facilities for further distribution.

  Employees

     As of December 31, 1997, the Company employed 215 persons, including 70 in product development and engineering (including 10 in Berlin, three in Copenhagen, 43 in Dublin and 14 in Santa Monica), 44 in pre-and post-sales customer support, 15 in North American sales, 23 in international sales, 21 in marketing, seven in assembly and 35 in administration. The Company also retains consultants from time to time, primarily in the area of engineering, to assist with particular areas of software development for limited periods of time. None of the Company's employees is currently represented by a labor union, and the Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     ISOCOR's corporate offices are located in Santa Monica, California, where the Company currently leases approximately 19,000 square feet under a sublease expiring in 1998. The Company has entered into a new sublease agreement with respect to the same 19,000 square feet expiring in early 2001. The Company's Santa Monica facility houses its corporate offices and engineering, sales and marketing departments. Additionally, the Company leases approximately 2,000 square feet in Vienna, Virginia for a sales office under a sub-lease expiring in early 1999, and another approximately 7,500 square feet of total space in Berlin for engineering and sales offices, including an approximately 2,000 square foot primary space with a lease expiring in 1999, and an approximately 500 foot satellite space leased month to month. The Company also leases office space for its major engineering facility in Dublin, consisting of approximately 24,000 square feet under a sublease expiring in 1998. The Company has exercised its option to extend the lease to mid-1999. In addition, the Company leases approximately 1,000 square feet each of office facilities in London, Paris, Copenhagen, Bern and Zurich. The Bern and Zurich facilities are sales offices, while the offices in London and Paris perform pre-sales marketing and support. The London, Paris and Zurich leases expire in 2002, 2003 and 2002, respectively. The leases for the facilities in Copenhagen and Bern are month to month leases. The Company believes that these facilities are adequate for the Company's current needs and that suitable additional space, if needed, should be available on commercially reasonable terms to accommodate expansion of the Company's operations. See "Item 8: Financial Statements and Supplementary Data
 -- Note 7."

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in various legal proceedings in the normal course of business. The Company is not currently involved in any litigation which, in management's opinion, would have a material adverse effect on its business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER INFORMATION

     (a) Market Information.

          The Company completed an initial public offering of its Common Stock on March 13, 1996, and the Company's Common Stock is traded on the NASDAQ Stock Market under the symbol ICOR. As of February 17, 1998, the Company had approximately 147 shareholders of record.

     The following table shows the high and low closing prices of the Company's Common Stock for each fiscal quarter during the fiscal years ended December 31, 1996 and 1997, as reported by Nasdaq:

                                                                    1996
                                                             ------------------
                                                             HIGH BID   LOW BID
                                                             --------   -------
First Quarter (ended 3/31/96)..............................  $ 9.750    $7.500
Second Quarter (ended 6/30/96).............................   20.000     8.750
Third Quarter (ended 9/30/96)..............................   15.000     6.625
Fourth Quarter (ended 12/31/96)............................    7.375     5.250

                                                                    1997
                                                             ------------------
First Quarter (ended 3/31/97)..............................  $ 6.750    $3.750
Second Quarter (ended 6/30/97).............................    3.500     2.000
Third Quarter (ended 9/30/97)..............................    3.625     2.188
Fourth Quarter (ended 12/31/97)............................    3.625     1.750

     Future stock prices may be subject to volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from amounts expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

  Dividend Policy.

     In 1993 and 1994, cash dividends were declared and subsequently paid by NetCS Informationstechnik GmbH, a corporation later combined with ISOCOR in a transaction accounted for as a "pooling of interests." The Company has not paid dividends on its Common Stock and has no present plans to do so.

     (b) Report of Offering Securities and Use of Proceeds Therefrom.

          In connection with its initial public offering in 1996, the Company filed a Registration Statement on Form S-1, SEC File No. 333-606 (the "Registration Statement"), which was declared effective by the Commission on March 13, 1996. The Company registered 2,300,000 shares of its Common Stock, $0.001 par value per share. The offering commenced on March 14, 1996 and did not terminate until all of the registered shares had been sold. The aggregate offering price of the registered shares was $20,700,000. The managing underwriters of the offering were Hambrecht & Quist and Furman Selz LLP.

     The Company incurred the following expenses in connection with the offering:

Underwriting discounts and commissions...................  $1,449,000
Other expenses...........................................     981,000
                                                           ----------
          Total Expenses.................................  $2,430,000

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were approximately $18,300,000. From March 14, 1996 to December 31, 1997, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

Purchase and installment of machinery and equipment.....  $ 2,414,000
Working capital.........................................    7,655,000
Investment in short-term, interest-bearing
  obligations...........................................    6,048,000
Repayment of short-term liabilities.....................    1,368,000
Application to short-term assets........................      815,000
                                                          -----------
          Total.........................................  $18,300,000

     Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 6. SELECTED FINANCIAL DATA

                      SUMMARY CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1993      1994      1995      1996      1997
                                                   -------   -------   -------   -------   -------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Total revenues...................................  $ 5,460   $13,541   $20,774   $26,394   $22,018
Gross profit.....................................    3,723    10,720    16,180    21,326    16,351
Income (loss) from operations....................   (2,531)     (120)      586       (33)   (9,068)
Net income (loss)................................  $(2,791)  $   (10)  $   319   $   483    (7,904)
                                                   =======   =======   =======   =======   =======
Net income (loss) per share......................  $ (1.88)  $ (0.01)  $  0.19   $  0.06   $ (0.83)
                                                   =======   =======   =======   =======   =======
Weighted average shares outstanding..............    1,486     1,567     1,652     7,733     9,485
                                                   =======   =======   =======   =======   =======
Net income (loss) per share, assuming dilution...  $ (1.88)  $ (0.01)  $  0.04   $  0.05   $ (0.83)
                                                   =======   =======   =======   =======   =======
  Weighted average shares outstanding and
     dilutive shares.............................    1,486     1,567     7,783     9,808     9,485
                                                   =======   =======   =======   =======   =======
CONSOLIDATED BALANCE SHEETS DATA:
Total assets.....................................  $11,482   $12,484   $19,494   $41,298   $34,223
Long-term liabilities............................      156       110       606       187       133
Total shareholders' equity.......................  $ 9,107   $ 8,697   $12,487   $33,204   $25,684
Cash dividends declared per common share (1).....  $  0.02   $  0.09        --        --        --

---------------
(1) In 1993 and 1994, cash dividends were declared and subsequently paid by NetCS Informationstechnik GmbH, a corporation later combined with ISOCOR in a transaction accounted for as a "pooling of interests." Therefore, although the Company has not paid dividends on its Common Stock and has no plans to pay cash dividends to its shareholders in the near future, due to the disclosure rules for poolings of interest which require presentation as though the combination had been consummated for all periods presented, some cash dividends are shown above.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

     The consolidated financial statements of the Company contained in this report have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of NetCS Informationstechnik GmbH ("NetCS") in accordance with the pooling-of-interests method of accounting. In 1997, NetCS Informationstechnik GmbH's legal name was changed to ISOCOR GmbH.

     Revenues. Total revenues were $20.8 million, $26.4 million and $22.0 million in 1995, 1996 and 1997, respectively, representing an increase of 27% in 1996 and a decrease of 17% in 1997. The decline in product revenues in 1997 was primarily related to the decline in demand for X.400 software solutions and NetCS connectivity products, partially offset by an increase in demand for software solutions related to the increased business usage of the Internet. ISOCOR believes that the major driver for the decline in demand for X.400 software solutions was the rapid emergence and explosion of business use of the Internet. In 1996, revenues driven by the demand for X.400 solutions were 58% of product revenues. In 1997, these revenues fell to 31% of product revenues. While the Company continues to see projects related to X.400 in certain parts of the world, or in certain specific application areas, the Company believes that this marketplace will continue to decline slowly throughout 1998.

     Product revenues were $17.6 million, $21.3 million and $15.6 million in 1995, 1996 and 1997, respectively, representing an increase of 21% in 1996 and a decrease of 27% in 1997. The increase from 1995 to 1996 resulted primarily from increases in the volume of products sold, partially offset by an increase in the provision for estimated future returns. The decrease from 1996 to 1997 was mainly due to decreased volumes of, and declining prices for, the Company's
X.400 products and NetCS connectivity products, partially offset by increased volumes in the Company's products driven by the increased demand for software solutions as a result of the increased business usage of the Internet, as discussed above.

     On a geographic basis, revenues from North American sources accounted for 18%, 22% and 33% of total revenues, while revenues in the Company's European marketplace accounted for 66%, 71% and 58% of total revenues in 1995, 1996 and 1997, respectively. Revenues from North American sources increased as a percentage of revenues during these years largely due to the Company's increased focus on this market and the growth in demand for the Company's software solutions driven by the Internet. In 1997, this growth was partially offset by decreased volumes of, and declining prices for, the Company's X.400 products. Revenues from European sources decreased as a percentage of revenues in 1997 largely due to a continuing shift away from the Company's product lines driven by a decline in the market for X.400 software solutions and NetCS connectivity products, partially offset by increased volumes in the Company's products driven by the increased demand for software solutions as a result of the increased business usage of the Internet, as discussed above. International revenues from non-European sources were positively impacted in 1995 by a single sale in Asia in excess of $1.3 million.

     Service revenues were $3.2 million, $5.1 million and $6.4 million in 1995, 1996 and 1997 respectively, representing increases of 60% and 25% in 1996 and 1997, respectively. Service revenues include software support and update fees, training, custom engineering and installation. The increases during 1996 and 1997 were primarily due to increased volumes of software support and update service fees.

     Cost of Revenues. Cost of revenues includes both cost of product revenues and cost of service revenues. Cost of product revenues consists primarily of costs of hardware purchased from third-party vendors, product media duplication, manuals, packaging materials, and third-party royalties relating to licensed technology. Cost of service revenues consists primarily of personnel-related costs of providing software support and update, training, custom engineering and installation services. Cost of revenues increased year over year from 1996 to 1997 primarily as a result of increased third-party royalties on one of the Company's product lines associated with the growth in demand driven by the Internet, increased costs of supporting a higher level of service revenues, and a $310,000 write-down of third-party prepaid royalties relating to a specific product technology which the Company believes is non-strategic, which was partially offset by a reduction in costs relating to hardware purchased from third-party vendors as a result of decreased sales of these components. Cost of revenues increased year over year from 1995 to 1996 primarily as a result of supporting a higher level of service revenues and increased production costs associated with higher volumes of products sold, offset by a reduction in third-party royalties relating to licensed technology.

     Gross Profit. Gross profit was $16.2 million, $21.3 million and $16.4 million, representing 78%, 81% and 74% of revenues in 1995, 1996 and 1997, respectively.

     Gross profit from product sales was $14.6 million, $18.6 million and $12.8 million in 1995, 1996 and 1997, respectively, representing 83%, 87% and 82% of product revenues in 1995, 1996 and 1997, respectively. The absolute decrease in gross profit from 1996 to 1997 was primarily a result of decreased product revenues as discussed above, coupled with increased third-party royalties on one of the Company's product lines associated with the growth in demand driven by the Internet and a $310,000 write-down of third-party prepaid royalties relating to a specific product technology which the Company believes is non-strategic. The absolute increase in gross profit from 1995 to 1996 was primarily a result of increased sales of the Company's products, coupled with a shift in the Company's sales primarily toward higher margin products which results primarily from the Company's decreasing reliance upon technology owned by third parties and thus, lower royalties paid to third parties.

     Gross profit from services was $1.5 million, $2.7 million and $3.6 million in 1995, 1996 and 1997, respectively, representing 48%, 53% and 56% of services revenues in 1995, 1996 and 1997, respectively. The increase in gross profit from services during these years is primarily due to increased services revenues without a corresponding increase in personnel costs associated with providing these services.

     Engineering. Engineering expenses were $7.5 million, $9.0 million and $7.9 million in 1995, 1996 and 1997, respectively, representing 36%, 34% and 36% of revenues in 1995, 1996 and 1997, respectively. Engineering expenditures consist primarily of personnel costs, equipment costs and related costs required to conduct the Company's development efforts, which include costs related to engineering, product management, technical writing and quality assurance. The dollar decrease in engineering expenses in 1997 resulted principally from decreased levels of personnel involved in these activities, and relate primarily to the reduction in and stabilization of development of the Company's X.400 products. The dollar increases in engineering expenses in 1996 resulted principally from increased levels of personnel primarily involved in these activities, and relate primarily to the continued development and enhancement of the N-PLEX server product family and the development of the Global Directory Server product. During 1995, 1996 and 1997, there were approximately 105, 136 and 106 people on average, respectively, involved in engineering activities. To date, all software development costs have been expensed as incurred, as the impact of software development costs that qualify for capitalization under Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," have been immaterial to the financial statements. The Company believes that significant investments in research and development are required for the Company to remain competitive. While the Company intends to continue to place emphasis on its research and development efforts in the future to remain competitive, the Company anticipates it will continue to moderate these expenses, relative to prior periods, during 1998 and that these expenses may not vary directly with the level of revenues for that same period.

     Sales and Marketing. Sales and marketing expenses were $6.8 million, $10.1 million and $14.0 million in 1995, 1996 and 1997, respectively, representing 33%, 38% and 63% of revenues in 1995, 1996 and 1997, respectively. Sales and marketing expenses include personnel and associated costs relating to selling, sales support and marketing activities, including marketing programs such as trade shows and other promotional costs. In 1995, 1996 and 1997, the increases in sales expenses resulted primarily from expansion of the Company's sales and support organizations both in the United States and internationally. During 1995, 1996 and 1997, there were approximately 53, 74 and 80 people on average, respectively, primarily involved in sales activities. In 1997, the Company's marketing expenditures increased over 1996 primarily due to increased level of personnel involved with marketing activities on a worldwide basis, as well as an increase in marketing program costs. In 1996, the Company's marketing expenditures increased from 1995 primarily due to an increased level of personnel and marketing programs primarily in North America. The Company intends to maintain a similar absolute level of spending on sales and marketing in 1998.

     Administration. Administration expenses were $2.1 million, $2.7 million and $3.0 million in 1995, 1996 and 1997, respectively, representing 10% to 13% of revenues in each of those years. The dollar increases were primarily due to higher levels of staffing. During 1995, 1996 and 1997, there were approximately 20, 29 and 38 people on average, respectively, primarily involved in administrative activities. The Company expects to increase the dollar amount of its administration expenditures in the future to support potential growth and to continue to meet the reporting requirements imposed on a public company.

     Agency Grants. In 1992, 1994 and 1996 the Company secured grant aid in the amounts of $750,000, $850,000 and $793,000, respectively, from the Industrial Development Authority of Ireland under an incentive program designed to induce organizations to locate and conduct business in Ireland. These grants are for six years each and are primarily dependent upon the creation and fulfillment of new jobs within the Company in Ireland. The Company reflected as reductions of operating expenses $712,000, $413,000 and $69,000 relating to these grants in 1995, 1996 and 1997, respectively. The Company has decreased its level of employment in Ireland in 1997, however, the Company is committed to retaining a significant and continuing presence in Ireland. The Company also received grant aid from the Technological Finance Authority -- Berlin under an incentive program to promote research and development in small and medium-sized German-owned companies located in Berlin. The Company reflected as reductions in operating expenses $124,000, $87,000 and $0 relating to these grants in 1995, 1996 and 1997, respectively. As of August 31, 1996, the Company is no longer eligible to receive grants from the Technological Finance Authority -- Berlin. The Company expects the level of grant aid it receives from differing sources to vary from year to year, primarily dependent upon its employment level in Ireland.

     Severance Costs. Severance costs of $681,000 in 1997 represent the costs accrued with respect to 35 terminated employees due to the restructuring activities completed in 1997. The total severance costs incurred were $364,000 for engineering, $190,000 for sales and marketing, and $127,000 for administration.

     Acquisition Costs. Acquisition costs of $227,000 in 1996 represent the direct costs, primarily legal and accounting, of the business combination of NetCS Informationstechnik GmbH and ISOCOR.

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

     Income (Loss) from Currency Fluctuations. Income (loss) from currency fluctuations was $72,000, $(82,000) and $39,000 in 1995, 1996 and 1997,
respectively. The differences resulted primarily from changes in foreign currency rates.

     Interest Income. Interest income was $104,000, $1 million and $1.2 million in 1995, 1996 and 1997, respectively. The increase in 1996 was primarily a result of increased interest income on the Company's increased cash equivalents and marketable securities related to the Company's initial public offering in March 1996. The increase in 1997 resulted primarily from interest earned for the full twelve months of 1997 on those cash equivalents and marketable securities, partially offset by declining cash equivalents and marketable securities balances in 1997.

     Provision for Income Taxes. During 1995 and 1997, the Company did not generate taxable income in the United States. In 1996, the Company utilized $390,000 of tax loss carryforwards to offset income otherwise taxable in the United States, which resulted in a significant reduction in income tax expense for that year. Included in provision for income taxes in 1995 is $278,000 relating to income taxes withheld by a foreign government relating to a substantial sale in that country made from the United States. The Company also utilized foreign operating loss carryforwards to offset $941,000 of income otherwise subject to foreign taxation in 1995. The Company has significant operations and generates a substantial portion of its taxable income in Ireland. Under a tax holiday due to terminate in 2010, the Company is taxed in Ireland on its "manufacturing income" at a 10% rate. For Irish tax purposes, most of the Company's operating income earned in Ireland is considered "manufacturing income." To qualify for this 10% rate, the Company must carry out "software development services" or "technical or consultancy services" (as defined in the Irish Finance Act 1980) in Ireland and qualify for an employment grant from the Industrial Development Authority of Ireland. If the Company ceases to comply with these qualifications, all or a part of its taxable profits may be subject to a 36% tax rate on its post disqualification date taxable profits. Should this occur, or should Irish tax laws be rescinded or changed, the Company's net income could be materially adversely affected. Because the Company utilized tax loss carryforwards to offset income otherwise taxable in Ireland in 1995, this reduced tax rate has not resulted in significant reductions in income tax expense for those years.

  Liquidity and Capital Resources

     Prior to the Company's initial public offering in March 1996, the Company financed its operations primarily through private sales of equity securities. The Company received net proceeds of approximately $3.2 million and $1.8 million in 1995 and 1996, respectively, from the private sale of equity securities. In March 1996, the Company completed a public offering and sale of 2,300,000 shares of its Common Stock, resulting in net proceeds to the Company of approximately $18.4 million. Funds from the Company's equity financings continue to be used to fund the expansion of the Company's infrastructure and internal operations, including purchases of capital equipment and the hiring of additional personnel.

     The Company generated (used) cash from operating activities of $(565,000), $446,000 and $(4,718,000) in 1995, 1996 and 1997, respectively. Operating cash flows in 1997 relative to 1996 were affected by a significantly increased operating loss (net of adjustments due to depreciation and amortization and the provision for doubtful accounts, returns and price protection), partially offset by a decrease in accounts receivable as a result of the Company's increased collections of accounts receivable and decreased level of revenues. Operating cash flows in 1996 relative to 1995 were affected by increases in deferred revenues, offset by a substantial increase in accounts receivable as a result of the Company's increased level of revenues and a decrease in product development obligation. Cash flow from operations can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. In addition, the Company typically generates a large percentage of its quarterly revenues during the last few weeks of the quarter, which when coupled with payment terms in excess of 90 days on some of the larger sales tends to give rise to increases in accounts receivable. These factors have been offset in 1997 by the Company's decreased revenues versus 1996, yielding a decreased level of accounts receivable at December 31, 1997. However, these same factors when coupled with the Company's increased revenues in 1996 versus 1995, gave rise to an increase in the accounts receivable balances at December 31, 1996. The Company expects that certain of the Company's larger sales will continue to have longer payment terms, thus slowing the cash flow cycle. The Company does not believe these longer payment terms are likely to have a material adverse effect on the collectibility of the related receivables.

     The Company currently anticipates that the Company's available cash, cash equivalents and marketable securities resources ($20.5 million as of December 31, 1997), will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 1999.

  Recent Accounting Pronouncements

     On June 30, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This accounting standard is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The statement will require additional disclosures for all periods presented, but will not impact reported amounts of net income (loss) of the Company.

     On June 30, 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company is currently evaluating the requirements of SFAS No. 131.

     On October 27, 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" which supersedes SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently evaluating the requirements of SOP 97-2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Balance Sheets.................................   23
Consolidated Statements of Operations.......................   24
Consolidated Statements of Shareholders' Equity.............   25
Consolidated Statements of Cash Flows.......................   26
Notes to Consolidated Financial Statements..................   27

                                     ISOCOR

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBERS OF SHARES)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $13,374    $10,784
  Marketable securities.....................................   11,739      9,677
  Trade accounts receivable
     Customer, net..........................................   11,160      9,054
     Related party..........................................       74         46
  Other current assets......................................    1,618      1,993
                                                              -------    -------
          Total current assets..............................   37,965     31,554
Property and equipment, net.................................    2,990      2,405
Other assets................................................      343        264
          Total assets......................................  $41,298    $34,223
                                                              =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   819    $   839
  Accrued expenses..........................................    3,677      3,667
  Deferred revenues.........................................    2,730      3,678
  Product development obligation............................      380         --
  Other current liabilities.................................      301        222
                                                              -------    -------
          Total current liabilities.........................    7,907      8,406
  Other long-term liabilities...............................      187        133
                                                              -------    -------
          Total liabilities.................................    8,094      8,539
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, undesignated, authorized 2,000,000
     shares, none issued or outstanding.....................       --         --
  Common stock, authorized 50,000,000 shares, issued and
     outstanding 9,315,241 and 9,551,931 shares at December
     31, 1996 and 1997, respectively........................   39,047     39,359
  Notes receivable from shareholders........................      (26)       (56)
  Accumulated deficit.......................................   (5,680)   (13,584)
  Deferred compensation.....................................     (205)      (130)
  Cumulative foreign currency translation adjustment........       68         95
                                                              -------    -------
          Total shareholders' equity........................   33,204     25,684
                                                              -------    -------
          Total liabilities and shareholders' equity........  $41,298    $34,223
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                     ISOCOR

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1995       1996       1997
                                                                -------    -------    -------
Revenues:
  Products:
     Customer...............................................    $17,200    $20,785    $15,525
     Related parties........................................        381        503         95
  Services:
     Customer...............................................      3,122      5,045      6,340
     Related parties........................................         71         61         58
                                                                -------    -------    -------
          Total revenues....................................     20,774     26,394     22,018
Cost of revenues:
  Products..................................................      2,938      2,663      2,863
  Services..................................................      1,656      2,405      2,804
                                                                -------    -------    -------
          Total cost of revenues............................      4,594      5,068      5,667
                                                                -------    -------    -------
Gross profit................................................     16,180     21,326     16,351
                                                                -------    -------    -------
Operating expenses:
  Engineering...............................................      7,522      9,041      7,867
  Sales and marketing.......................................      6,843     10,142     13,973
  Administration............................................      2,065      2,676      2,967
  Agency grants.............................................       (836)      (500)       (69)
  Severance costs...........................................         --         --        681
                                                                -------    -------    -------
          Total operating expenses..........................     15,594     21,359     25,419
                                                                -------    -------    -------
Income (loss) from operations...............................        586        (33)    (9,068)
  Acquisition costs.........................................         --       (227)        --
  Provision for loss on investment..........................       (100)        --         --
  Income (loss) from currency fluctuations..................         72        (82)        39
  Interest income...........................................        104      1,010      1,170
                                                                -------    -------    -------
  Income (loss) before income taxes.........................        662        668     (7,859)
  Provision for income taxes................................        343        185         45
                                                                -------    -------    -------
Net income (loss)...........................................    $   319    $   483    $(7,904)
                                                                =======    =======    =======
Net income (loss) per share, assuming no dilution...........    $  0.19    $  0.06    $ (0.83)
                                                                =======    =======    =======
Weighted average shares outstanding.........................      1,652      7,733      9,485
                                                                =======    =======    =======
Net income (loss) per share, assuming dilution..............    $  0.04    $  0.05    $ (0.83)
                                                                =======    =======    =======
Weighted average shares outstanding and dilutive shares.....      7,783      9,808      9,485
                                                                =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                     ISOCOR

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (IN THOUSANDS, EXCEPT NUMBERS OF SHARES)

                                               SERIES A               SERIES B              SERIES C            SERIES D
                                           PREFERRED STOCK        PREFERRED STOCK       PREFERRED STOCK      PREFERRED STOCK
                                         --------------------   --------------------   ------------------   -----------------
                                              NUMBER OF              NUMBER OF             NUMBER OF            NUMBER OF
                                           SHARES     AMOUNT      SHARES     AMOUNT     SHARES    AMOUNT     SHARES    AMOUNT
                                         ----------   -------   ----------   -------   --------   -------   --------   ------
Balances, December 31, 1994............   1,875,000   $ 4,846    2,036,997   $ 8,156    457,142   $ 1,951
Issuance of preferred stock, net of
 offering costs:
 Series B preferred stock..............                             29,658       185
 Series C preferred stock..............                                                 400,000     2,499    150,000
 Series D preferred stock..............                                                                                  653
Issuance of common stock...............
Repurchase of common stock.............
Deferred compensation..................
Payment of notes receivable............
Net income.............................
Currency translation...................
                                         ----------   -------   ----------   -------   --------   -------   --------   -----
Balances, December 31, 1995............   1,875,000     4,846    2,066,655     8,341    857,142     4,450    150,000     653
Initial public offering (IPO), net of
 offering costs of $2,430..............
Conversion of preferred stock to common
 stock at IPO..........................  (1,875,000)   (4,846)  (2,066,655)   (8,341)  (857,142)   (4,450)  (150,000)   (653)
Issuance of common stock...............
Deferred compensation..................
Payment of notes receivable............
Net income.............................
Currency translation...................
                                         ----------   -------   ----------   -------   --------   -------   --------   -----
Balances, December 31, 1996............          --        --           --        --         --        --         --      --
Issuance of common stock...............
Deferred compensation..................
Payment of notes receivable............
Net loss...............................
Currency translation...................
                                         ----------   -------   ----------   -------   --------   -------   --------   -----
Balances, December 31, 1997............          --   $     -           --   $     -         --   $     -         --   $   -
                                         ==========   =======   ==========   =======   ========   =======   ========   =====


                                            COMMON STOCK                                                   FOREIGN
                                         -------------------                                              CURRENCY
                                              NUMBER OF          NOTES        DEFERRED     ACCUMULATED   TRANSLATION
                                          SHARES     AMOUNT    RECEIVABLE   COMPENSATION     DEFICIT     ADJUSTMENT     TOTAL
                                         ---------   -------   ----------   ------------   -----------   -----------   -------
Balances, December 31, 1994............  1,625,947   $   238      $(54)                     $ (6,482)       $ 42       $ 8,697
Issuance of preferred stock, net of
 offering costs:
 Series B preferred stock..............                                                                                    185
 Series C preferred stock..............                                                                                  2,499
 Series D preferred stock..............                                                                                    653
Issuance of common stock...............     90,520        58       (26)                                                     32
Repurchase of common stock.............    (54,500)      (20)       20                                                       0
Deferred compensation..................                  325                    (280)                                       45
Payment of notes receivable............                             15                                                      15
Net income.............................                                                          319                       319
Currency translation...................                                                                       42            42
                                         ---------   -------      ----         -----        --------        ----       -------
Balances, December 31, 1995............  1,661,967       601       (45)         (280)         (6,163)         84        12,487
Initial public offering (IPO), net of
 offering costs of $2,430..............  2,300,000    18,270                                                            18,270
Conversion of preferred stock to common
 stock at IPO..........................  5,007,130    18,290                                                                 0
Issuance of common stock...............    346,144     1,886                                                             1,886
Deferred compensation..................                                           75                                        75
Payment of notes receivable............                             19                                                      19
Net income.............................                                                          483                       483
Currency translation...................                                                                      (16)          (16)
                                         ---------   -------      ----         -----        --------        ----       -------
Balances, December 31, 1996............  9,315,241    39,047       (26)         (205)         (5,680)         68        33,204
Issuance of common stock...............    236,690       312                                                               312
Deferred compensation..................                            (30)                                                    (30)
Payment of notes receivable............                                           75                                        75
Net loss...............................                                                       (7,904)                   (7,904)
Currency translation...................                                                                       27            27
                                         ---------   -------      ----         -----        --------        ----       -------
Balances, December 31, 1997............  9,551,931   $39,359      $(56)        $(130)       $(13,584)       $ 95       $25,684
                                         =========   =======      ====         =====        ========        ====       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                     ISOCOR

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1995        1996       1997
                                                              -------    --------    -------
Cash flows from operating activities:
  Net income (loss).........................................  $   319    $    483    $(7,904)
  Adjustments to reconcile income (loss) to net cash (used)
     provided by operating activities:
     Provision for doubtful accounts, returns and price
       protection...........................................      279       1,026         (4)
  Depreciation and amortization.............................      938       1,304      1,373
  Amortization of deferred compensation.....................       45          75         75
  Provision for loss on investment..........................      100          --         --
  Deferred rent.............................................       47         (21)       (26)
  (Increase)/decrease in:
     Accounts receivable....................................   (4,375)     (3,577)     1,185
     Other current assets...................................     (643)        104       (538)
     Other assets...........................................       71         (81)        (5)
  Increase/(decrease) in:
     Accounts payable.......................................      270        (220)       105
     Other accrued expenses.................................      606         615        467
     Deferred revenues......................................      705       1,220      1,176
     Product development obligation.........................      825        (445)      (224)
     Other current liabilities..............................      199          34       (380)
     Long-term liabilities..................................       49         (71)       (18)
                                                              -------    --------    -------
          Net cash (used) provided by operating
            activities......................................     (565)        446     (4,718)
                                                              -------    --------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................   (1,612)     (1,782)      (952)
  Purchase of marketable securities.........................       --     (11,739)   (13,669)
  Sale of Marketable Securities.............................       --          --      1,000
  Marketable Securities at Maturity.........................       --          --     14,731
  Investments, at cost......................................     (240)         --         --
  Sale of minority interest in non-consolidated
     subsidiary.............................................       --         547         --
                                                              -------    --------    -------
          Net cash (used) provided by investing
            activities......................................   (1,852)    (12,974)     1,110
Cash flows from financing activities:
  Proceeds from the sale of stock, net......................    3,199      22,595        285
                                                              -------    --------    -------
  Costs related to initial public offering..................       --      (2,430)        --
                                                              -------    --------    -------
          Net cash provided by financing activities.........    3,199      20,165        285
                                                              -------    --------    -------
Effect of exchange rate changes on cash.....................     (183)       (143)       733
                                                              -------    --------    -------
          Net increase (decrease) in cash...................      599       7,494     (2,590)
Cash and cash equivalents, beginning of year................    5,281       5,880     13,374
                                                              -------    --------    -------
Cash and cash equivalents, end of year......................  $ 5,880    $ 13,374    $10,784
                                                              =======    ========    =======
Supplemental disclosure of cash flow information:
  Income taxes paid.........................................  $    32         279    $   100
Supplemental schedule of non-cash financing activities:
  Series B Preferred Stock issued for acquisition...........  $   185          --         --
  Deferred compensation.....................................  $   325          --         --
  Common stock issued to shareholders in exchange for notes
     receivable, net........................................  $     6          --         --

  The accompanying notes are an integral part of these consolidated financial statements.

                                     ISOCOR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     ISOCOR (the "Company") develops, markets and supports off-the-shelf electronic messaging and directory infrastructure software products and services that enable businesses to engage in electronic communications over corporate networks, public telephone networks, value added networks and the Internet.

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions. Investments in excess of 50% of the outstanding common stock of the investee are consolidated. The Company has no investments of less than 50% of investee common stock.

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

  Cash and cash equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates market value because of their short maturity.

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

  Concentration of credit risk

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company's accounts receivable are derived from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any unusual credit related losses. At December 31, 1996 and 1997, United States, Ireland and Other Europe represented 29%, 56% and 15% and 53%, 34% and 13%, respectively, of the Company's net accounts receivable. At December 31, 1996 and 1997, the Company had balances held in U.S. banks of approximately $2,754,000 and $1,486,000 respectively, which exceeded federally insured limits. Cash equivalents are managed by major investment firms in accordance with the Company's investment policy.

  Property and equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or retirement of property

                                     ISOCOR
and equipment, the accounts are relieved of the cost and the related accumulated depreciation, and any resulting gain or loss is included in operations.

  Foreign currency translation

     Results of operations for foreign entities are translated using the average exchange rates during the period. Foreign entities' assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date, and resulting translation adjustments are recorded in a separate component of shareholders' equity. Actual gains or losses incurred on currency transactions in other than the entities' functional currencies are included in income in the current period.

  Revenue recognition

     The Company derives revenue from two principal and related sources: software licenses and services. Software license revenues, designated in the Company's financial statements as product revenues, are generated from licensing to end users, distributors and resellers. The Company generates service revenues primarily from software maintenance, training, support and custom engineering. The Company generally recognizes product revenues upon shipment, net of allowances for estimated future returns and price protection, provided that no significant obligations of the Company remain and that collection of the resulting receivable is deemed probable. Upon shipment, the Company accrues the cost of any insignificant performance obligations. The Company recognizes service revenues from customer support and maintenance fees ratably over the term of the service period, which is typically 12 months. Payments for maintenance fees are generally made in advance. The Company generally recognizes service revenues from custom engineering which is separately contracted for and priced from the software license fees, as specific milestones are met in the respective agreements. Where customer engineering is essential to the functionality of the software, the Company does not recognize revenue on the underlying software until the requirements of the specific development arrangement are satisfied. Deferred revenues represent the difference between amounts invoiced and amounts recognized as revenues under software development and maintenance agreements. The Company recognizes service revenues from training activities as the services are provided. Amounts received in connection with a product development arrangement (See Note 12) under which the Company is committed to specific efforts are recognized as reductions in associated product development costs as those costs are incurred.

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

  Excess of cost over assets acquired

     The excess of cost over net assets acquired is amortized over the estimated useful life of one to five years using the straight line method. The Company periodically reviews and evaluates whether there has been a permanent impairment in the value of intangibles. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted cash flows.

                                     ISOCOR

  Income taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable in connection with the current period operations plus or minus the change during the period in deferred tax assets and liabilities. (See Note 11).

  Computation of net income (loss) per common share

     The Company has adopted SFAS No. 128, "Earnings Per Share" for the year ended December 31, 1997, and has restated earnings per common share for all periods presented in accordance with the new standard. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and preferred stock are excluded from the computation when their effect is antidilutive.

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the years ended December 31, 1995, 1996 and 1997 (in thousands).

                                                           1995      1996      1997
                                                          ------    ------    -------
NUMERATOR:
  Net Income (loss)numerator for basic and diluted
     EPS................................................  $  319    $  483    $(7,904)
DENOMINATOR:
  Denominator for basic EPS-weighted average shares.....   1,652     7,733      9,485
Effect of dilutive securities:
       Stock options....................................     957       989         --
       Preferred Stock..................................   5,174     1,086         --
                                                          ------    ------    -------
Denominator for diluted EPS-adjusted weighted average
  shares and assumed conversions........................   7,783     9,808      9,485

     Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive were -0-, -0- and 2,050,265 shares in 1995, 1996 and 1997, respectively.

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

  Reclassifications

     Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 and 1997 presentation.

                                     ISOCOR

  Recent Accounting Pronouncements

     On June 30, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This accounting standard is effective for fiscal years beginning after December 15, 1997 and requires additional disclosures for all periods presented, but will not impact reported amounts of net income (loss) of the Company.

     On June 30, 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company is currently evaluating the requirements of SFAS No. 131.

     On October 27, 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" which supersedes SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently evaluating the requirements of SOP 97-2.

 2. INITIAL PUBLIC OFFERING

     In March 1996, the Company completed the public offering and sale of 2,300,000 shares of its common stock at $9 per share resulting in net proceeds to the Company of approximately $18,270,000 after offering costs, underwriting discounts and commissions. The Company's shares are traded on the Nasdaq Stock Market under the symbol "ICOR."

 3. MARKETABLE SECURITIES

     The Company held the following positions as of December 31, 1996 and 1997 (dollars in thousands):

                                            1996       1997      MATURITIES
                                           -------    ------    -------------
Corporate notes..........................  $ 8,098    $8,182    1 - 10 months
U.S. Government obligations..............    3,641     1,495    1 -  6 months
                                           -------    ------
                                           $11,739    $9,677
                                           =======    ======

     Realized gains and losses are based on the book value of the specific securities sold and were immaterial during the years ended December 31, 1996 and 1997. At December 31, 1996 and 1997, the difference between cost and market value of the Company's marketable securities was not material. In 1995, the Company had no marketable securities.

                                     ISOCOR

 4. ACCOUNTS RECEIVABLE

     Customer trade accounts receivable, net of allowances as of December 31, 1996 and 1997 were (dollars in thousands):

                                                            1996       1997
                                                           -------    -------
Accounts receivable......................................  $12,807    $10,563
Less: Allowance for doubtful accounts, returns and price
  protection.............................................   (1,647)    (1,509)
                                                           -------    -------
                                                           $11,160    $ 9,054
                                                           =======    =======

     As of December 31, 1996 and 1997, approximately 72% and 56% of the Company's trade accounts receivable were from customers located in Europe, respectively.

 5. PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1996 and 1997 consisted of the following (dollars in thousands):

                                                              1996      1997
                                                             ------    ------
Computer equipment.........................................  $4,785    $5,180
Office equipment and furniture.............................   2,010     1,876
                                                             ------    ------
                                                              6,795     7,056
Less accumulated depreciation..............................  (3,805)   (4,651)
                                                             ------    ------
                                                             $2,990    $2,405
                                                             ======    ======

     For the years ended December 31, 1995, 1996 and 1997, depreciation expense was $925,000, $1,276,000 and $1,362,000, respectively.

 6. ACQUISITIONS

     In October 1995, the Company acquired a 60 percent interest in a sales and distribution company located in Europe for 29,658 shares of Series B Preferred stock and $279,000 in cash. The transaction was recorded as a purchase and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon fair market value. The $355,000 paid in excess of the net assets acquired is being amortized using the straight line method over an estimated useful life of five years and is included in Other Assets in the accompanying Consolidated Balance Sheets as of December 31, 1996 and 1997, net of accumulated amortization of $72,000 and $122,000, respectively. At December 31, 1996 and 1997, the related 40 percent minority interest was $79,000. The Company is required to purchase the remaining 40 percent of this sales and distribution company within four years from the date of purchase, at a price approximating net revenues for the year preceding the purchase of the Company's initial 60 percent interest, subject to various adjustments and maximums. The results of operations for this investment have been included in the Consolidated Statements of Operations for the periods subsequent to the acquisition and were insignificant prior to the acquisition.

     Pursuant to a Stock Purchase Agreement dated August 29, 1996 by and among ISOCOR B.V., a wholly owned subsidiary of the Company, NetCS Informationstechnik GmbH, a corporation organized under the laws of the Federal Republic of Germany ("NetCS") and the stockholders of NetCS (the "Purchase Agreement"), the Company acquired (the "Acquisition") all of the outstanding quota interests (shares) in NetCS in exchange for an aggregate of 475,000 shares of the Company's common stock. The Acquisition has been accounted for under "pooling of interests" accounting treatment, and therefore, as required by

                                     ISOCOR

Accounting Principles Board Statement No. 16, all financial statements herein have been restated as though the Acquisition had been effected for all periods presented. A reconciliation of the Company's previously reported revenue and earnings to the earnings shown in these financial statements follows (dollars in thousands):

                                                     REVENUES    NET INCOME (LOSS)
                                                     --------    -----------------
Year Ended December 31, 1995
  ISOCOR only......................................  $16,501           $314
  NetCS only.......................................    4,273              5
                                                     -------           ----
     Consolidated ISOCOR...........................  $20,774           $319
                                                     =======           ====
Six Months Ended June 30, 1996
  ISOCOR only......................................  $10,354           $(49)
  NetCS only.......................................    2,621             34
                                                     -------           ----
     Consolidated ISOCOR...........................  $12,975           $(15)
                                                     =======           ====

 7. COMMITMENTS AND CONTINGENCIES

     The Company leases its offices and operating facilities under various operating leases which expire at various dates through 2002. Certain leases contain free rent periods and renewal options and provisions to increase monthly rentals at specified intervals. The consolidated statements of operations reflect rent expense on a straight-line basis over the term of the respective leases.

     Total rental expense for the years ended December 31, 1995, 1996 and 1997 was $1,042,000, $1,128,000 and $1,418,000, respectively.

     Future minimum rental commitments under operating leases are as follows (dollars in thousands):

For the year ending
1998................................................  $1,455
1999................................................   1,125
2000................................................     686
2001................................................     291
2002................................................      83
                                                      ------
                                                      $3,640
                                                      ======

     As more fully described in Note 6, the Company is committed to purchase the remaining 40 percent interest not already owned by the Company of a sales and distribution company located in Switzerland.

     From time to time, the Company is involved in various legal proceedings in the normal course of business. The Company is not currently involved in any litigation which, in management's opinion, would have a material adverse effect on its business, operating results, financial condition or cash flows.

     The Company is assessing both the readiness of its internal computer systems and software, and the compliance of its software licensed to customers for handling the year 2000. Based on preliminary information, the Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and does not currently believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk and the possibility that third parties might assert claims against the Company with respect to such issues. Accordingly, there can be no assurance that there will not be a delay in, or increased

                                     ISOCOR
costs associated with, the implementation of such changes, which could have an adverse effect on future results of operations.

 8. ACCRUED EXPENSES

     Accrued expenses at December 31, 1996 and 1997 were (dollars in thousands):

                                                              1996      1997
                                                             ------    ------
Salaries and related expenses..............................  $1,196    $1,197
Royalties..................................................     556       499
Commissions................................................     440       464
Corporate and sales taxes..................................     347       184
Other......................................................   1,138     1,323
                                                             ------    ------
                                                             $3,677    $3,667
                                                             ======    ======

 9. LONG-TERM LIABILITIES

     Long term liabilities at December 31, 1996 and 1997 were (dollars in thousands):

                                                              1996    1997
                                                              ----    ----
Minority interest...........................................  $ 79    $ 79
Deferred rent...............................................    27       6
Deferred tax liability......................................    81      48
                                                              ----    ----
                                                              $187    $133
                                                              ====    ====

10. SEVERANCE COSTS

     In June and October 1997, the Company approved and completed a restructuring of its United States and European operations pursuant to which certain employees were terminated. A total of $681,000 in severance costs were charged to operating expenses in 1997 of which $364,000 relates to engineering, $190,000 to sales and marketing, and $127,000 to administration. The total number of employees terminated was 35.

11. INCOME TAXES

     The sources of income (loss) before income taxes for years ended December 31, 1995, 1996 and 1997 were as follows (dollars in thousands):

                                                            1995     1996      1997
                                                           ------    -----    -------
United States............................................  $ (881)   $(182)   $(1,881)
Foreign..................................................   1,543      850     (5,978)
                                                           ------    -----    -------
Income (loss) before income taxes........................  $  662    $ 668    $(7,859)
                                                           ======    =====    =======

                                     ISOCOR

     The components of the provision for income taxes for the years ended December 31, 1995, 1996 and 1997 were as follows (dollars in thousands):

                                                              1995    1996    1997
                                                              ----    ----    ----
Current:
  U.S. Federal..............................................  $ --    $ 18    $ --
  State.....................................................     1       5       1
  Foreign...................................................   374     254      52
                                                              ----    ----    ----
                                                               375     277      53
  Deferred-foreign..........................................   (32)    (92)     (8)
                                                              ----    ----    ----
          Total.............................................  $343    $185    $ 45
                                                              ====    ====    ====

     The Company's provision for income taxes is primarily attributable to taxable income in foreign jurisdictions, as the Company did not generate taxable income in the United States in 1995 and 1997, and in 1996 the Company utilized $390,000 of tax loss carryforwards to offset income otherwise taxable in the United States. The Company also utilized foreign operating loss carryforwards to offset $941,000 of income subject to foreign taxation in 1995. Included in provision for income taxes in 1995 is $278,000 relating to income taxes withheld by a foreign government relating to a substantial sale in that country made from the United States.

     The components of the Company's net deferred taxes as of December 31, 1996 and 1997 were as follows (dollars in thousands):

                                                            1996       1997
                                                           -------    -------
Deferred tax assets:
  Allowance for inventory, sales returns and doubtful
     accounts............................................  $   302    $   320
  Accrued vacation.......................................       71         63
  Deferred revenues......................................      476        954
  Property and equipment.................................      131        194
  Net operating loss carryforward........................    1,533      1,258
  Other..................................................       45         36
                                                           -------    -------
          Total deferred tax assets......................    2,558      2,825
Valuation allowance......................................   (2,484)    (2,825)
                                                           -------    -------
          Net deferred tax assets........................       74         --
Deferred tax liability, property, equipment and computer
  software...............................................      (81)       (48)
                                                           -------    -------
          Net deferred taxes.............................  ($    7)   ($   48)
                                                           =======    =======

     The valuation allowance on deferred tax assets increased by $434,000, $67,000 and $341,000 in 1995, 1996 and 1997, respectively.

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that management evaluate a variety of factors in reaching a conclusion regarding whether a valuation allowance against deferred tax assets is required. The Company has considered a number of factors which impact the likelihood that the deferred tax assets will be recovered, including the Company's history of operating losses for federal and state tax reporting purposes and the likelihood that U.S. operations will generate taxable income during the carryforward period for unused net operating loss carryforwards. Management is unable to project significant taxable income from U.S. operations during the next two years and beyond and has therefore concluded, based upon a weighting of all available evidence, that it is more likely than not that deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its U.S. federal deferred tax assets. Management evaluates on a quarterly basis the recoverability of the

                                     ISOCOR
deferred tax assets and the level of valuation allowance. At such time as it is determined more likely than not that deferred tax assets are realizable, the valuation allowance would be appropriately reduced.

     As of December 31, 1997, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $4.9 million and $2.3 million, respectively, and none remaining in foreign jurisdictions. These carryforwards, if unused, expire in various periods from 1998 to 2010.

     The overall effective tax rate differed from the statutory tax rate for the years ended December 31, 1995, 1996 and 1997 as follows:

                                                                % OF PRETAX INCOME
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Tax provision (benefit) based on the federal statutory
  rate......................................................   34.0%    34.0%    34.0%
U.S. loss not providing current tax benefit.................  (34.0)   (31.3)   (34.0)
Foreign taxes, net..........................................   51.8     25.0       .6
                                                              -----    -----    -----
Effective tax rate..........................................   51.8%    27.7%      .6%
                                                              =====    =====    =====

     The Company has significant operations and generates a substantial portion of its taxable income in Ireland. Under a tax holiday due to terminate in 2010, the Company is taxed in Ireland on its "manufacturing income" at a 10% rate. To qualify for this 10% tax rate, the Company must carry out "software development services" or "technical or consultancy services" (as defined in the Irish Finance Act 1980) in Ireland and qualify for an employment grant from the Industrial Development Authority of Ireland. If the Company ceases to comply with these qualifications, all or a part of its taxable profits may be subject to a 36% tax rate on its post disqualification date taxable profits. Should this occur, or should Irish tax laws be rescinded or changed, the Company's net income could be materially adversely affected. Because the Company utilized loss carryforwards to offset income otherwise taxable in Ireland in 1995, this reduced tax rate did not result in significant reductions in income tax expense for that year.

12. SHAREHOLDERS' EQUITY

  Preferred Stock

     At December 31, 1997 the Company had 2,000,000 shares of undesignated Preferred Stock but none issued or outstanding. On March 14, 1996, the date of effectiveness of the Company's initial public offering, all outstanding shares of the Company's Series A, B, C and D Preferred Stock were canceled upon their automatic conversion to Common Stock.

     The Series A, B, C and D Preferred Stock had stated annual dividend rates of $.22500, $.32175, $.39375 and $.90 per share, respectively. No dividends were ever declared or paid.

     The Series A, B, C and D Preferred Stock had a $2.50, $3.575, $4.375 and $10.00 liquidation preference over shares of Common Stock, respectively, and were redeemable anytime after July 19, 1998, upon written consent to redemption of a majority of the holders, at liquidation preference, plus declared and unpaid dividends, if any.

     In connection with the issuance of Series C Preferred Stock in November 1993, the Company provided the investor an option to purchase equity securities of the Company under certain conditions associated with sales by the investor and its affiliates of the Company's products in excess of specified minimum levels. The investor exercised that option and purchased 39,942 shares of Common Stock upon the closing of the initial public offering on March 14, 1996 at 80% of the per share price of such offering.

     In December 1995, the Company entered into a Series D Preferred Stock Purchase Agreement with a strategic investor. The agreement provided for total consideration to the Company of $3,000,000, of which $1,500,000 was received in 1995 in exchange for 150,000 shares of the Company's Series D Preferred Stock

                                     ISOCOR
and the Company's commitment to product development efforts estimated to cost $825,000. These costs were accrued with the remaining proceeds of $653,000, net, attributed to the Company's Series D Preferred Stock. Per the terms of the agreement, the number of shares of Common Stock issued upon automatic conversion at the initial public offering date of this Series D Preferred Stock was calculated to provide effective per share pricing to this investor of 80% of the price per share of Common Stock paid by the public on that date. The investor was also committed to acquire and did acquire under the terms of the agreement, additional shares of the Company's Series D Preferred Stock with an aggregate purchase price of $1,500,000 at the initial public offering date of March 14, 1996. These shares also automatically converted into Common Stock such that the effective price per share of the Common Stock was the same as the Price to Public in the initial public offering on March 14, 1996.

13. STOCK OPTION AND EMPLOYEE BENEFIT PLANS

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's Common Stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1995, 1996 and 1997 consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands except per share amounts):

                                                          1995      1996       1997
                                                          -----    ------    --------
Net earnings (loss) as reported.........................  $ 319    $  483    $ (7,904)
Net loss, pro forma.....................................  $ 311    $ (584)   $(11,068)
Net earnings (loss) per share as reported...............  $0.19    $ 0.06    $  (0.83)
Net loss per share, pro forma...........................  $0.19    $(0.08)   $  (1.17)
Net earnings (loss) per share assuming dilution, as
  reported..............................................  $0.04    $ 0.05    $  (0.83)
Net loss per share assuming dilution, pro forma.........  $0.04    $(0.08)   $  (1.17)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1997.

                                                         1996    1997
                                                         ----    ----
Risk free interest rate................................  6.10%   6.13%
Expected lives (years).................................     4       4
Expected volatility....................................    70%    117%
Expected dividends.....................................     0       0

  1992 Stock Option Plan

     The Company's 1992 Stock Option Plan (the "1992 Option Plan") permits the grant of both "incentive stock options" designed to qualify under IRC Section 422 and non-qualified stock options. A total of 2,600,000 shares of Common Stock has been reserved for issuance under the 1992 Stock Option Plan. Incentive stock options may only be granted to employees of the Company whereas non-qualified stock options may be granted to employees and consultants. Each option, once vested, allows the optionee the right to purchase one share of the Company's Common Stock. The Board of Directors determines the exercise price of the options based on the fair market value of such shares on the date of grant; options granted to date generally vest ratably over four years and expire ten years from the date of the grant. Compensation expense equal to the difference between the assumed fair value of the Company's Common Stock at the grant date and the exercise price of the options, if any, is recognized ratably over the vesting period.

                                     ISOCOR

  1996 Directors' Stock Option Plan

     In 1996, the Company adopted the 1996 Directors' Stock Option Plan (the "Directors' Plan"). A total of 150,000 shares of Common Stock has been reserved for issuance under the Directors' Plan. The Directors' Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company ("outside directors"), including an option to purchase 10,000 shares of Common Stock on the date on which the optionee first becomes a nonemployee director of the Company or January 18, 1996 with respect to the Company's then current nonemployee directors ("First Option"). Each First Option granted vests in installments cumulatively as to 25% of the shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option. Thereafter, each outside director will be automatically granted an option to purchase 2,500 shares of Common Stock on the first calendar day of the Company's fiscal year commencing in or after 1997 if, on such date, the optionee shall have served on the Company's Board of Directors for at least six months ("Subsequent Option"). Each Subsequent Option shall vest on the fourth anniversary of the date of grant, subject to continued service as an outside director. The exercise price per share of all options granted under the Directors' Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant of the option.

     The following table summarizes certain information relative to the 1992 Option Plan and 1996 Directors' Stock Option Plan.

                                                                                 WEIGHTED AVERAGE
                                            EXERCISE PRICE    WEIGHTED AVERAGE    FAIR VALUE AT
                                SHARES          RANGE          EXERCISE PRICE       GRANT DATE
                               ---------   ----------------   ----------------   ----------------
Outstanding at December 31,
  1994.......................    655,400   $.3750 to $.6250        $0.52
Granted
  Option price = Grant date
     market price............    510,403    $.6250 to $7.50        $1.86              $1.03
Exercised....................    (30,530)  $.3750 to $.6250        $0.48
Canceled or expired..........    (83,886)  $.3750 to $.6250        $0.60
                               ---------
Outstanding at December 31,
  1995.......................  1,051,387    $.3750 to $7.50        $0.83
                               =========
Granted
  Option price = Grant date
     market price............  1,219,700    $6.44 to $12.50        $7.06              $4.96
Exercised....................   (139,554)   $.3750 to $5.00        $0.49
Canceled or expired..........    123,945   $.3750 to $12.50        $5.13
                               ---------
Outstanding at December 31,
  1996.......................  2,007,588   $.3750 to $12.50        $1.96
                               =========
Granted
  Option price = Grant date
     market price............    683,000    $2.313 to $5.50        $2.86              $2.27
  Option price < Grant date
     market price............    119,500             $2.625        $2.63
Exercised....................   (143,497)  $.3750 to $2.625        $0.90
Canceled or expired..........   (616,326)   $.3750 to $8.00        $5.75
                               ---------
Outstanding at December 31,
  1997.......................  2,050,265    $.3750 to $8.00        $2.23
                               =========

                                     ISOCOR

     The following table summarizes information about the stock options at December 31, 1995, 1996 and 1997:

                                                 1995        1996       1997
                                               ---------    -------    -------
Options exercisable..........................    345,872    504,769    817,517
Options available for future grant...........    116,083    270,328    384,154

     The following table summarizes information about the stock options outstanding and exercisable at December 31, 1997:

                                                          WEIGHTED
                                      NUMBER              AVERAGE            WEIGHTED
      OPTIONS OUTSTANDING        OUTSTANDING AS OF       REMAINING           AVERAGE
   RANGE OF EXERCISE PRICES      DECEMBER 31, 1997    CONTRACTUAL LIFE    EXERCISE PRICE
   ------------------------      -----------------    ----------------    --------------
$0.00 to $1.99.................        576,024              5.5               $0.66
$2.00 to $3.99.................      1,436,741              8.2               $2.71
$4.00 to $5.99.................          7,500              9.0               $5.50
$6.00 to $8.00.................         30,000              8.0               $8.00
                                     ---------
                                     2,050,265              7.4               $2.23
                                     =========

                                                      NUMBER             WEIGHTED
              OPTIONS EXERCISABLE                EXERCISABLE AS OF       AVERAGE
           RANGE OF EXERCISE PRICES              DECEMBER 31, 1997    EXERCISE PRICE
           ------------------------              -----------------    --------------
$0.00 to $1.99.................................       477,150             $0.62
$2.00 to $3.99.................................       332,867             $2.63
$4.00 to $5.99.................................            --             $  --
$6.00 to $8.00.................................         7,500             $8.00
                                                      -------
                                                      817,517             $1.50
                                                      =======

     Effective April 1, 1997 (the "Grant Date") all optionees under the 1992 Stock Option Plan holding stock options with exercise prices in excess of the fair market value of the Company's Common Stock received one-for-one repricing of their then-existing unexercised stock options with a new exercise price set at $2.625 per share, the closing sales price and fair market value of the Company's Common Stock on the Grant Date. The number of stock options affected was 1,235,065. Other than the change in the exercise price, the affected options remained the same.

  1996 Employee Stock Purchase Plan

     In 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 250,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Company's Common Stock on the first day or the last day of each six-month purchase period. As of December 31, 1996 and 1997, there were zero and 96,901 shares, respectively, issued under the Purchase Plan.

  401(k) Salary Reduction Plan and Trust

     In 1992, the Company adopted the ISOCOR 401(k) Salary Reduction Plan and Trust (the "Plan") for all qualified employees electing participation in the Plan. Employees can contribute 2%-15% of eligible earnings to the Plan, subject to Internal Revenue Service limitations. No Company contributions were made to the Plan for the years ended December 31, 1995, 1996 and 1997.

                                     ISOCOR

14. GEOGRAPHICAL AREA INFORMATION

     The Company operates in a single industry segment, the development, marketing and support of off-the-shelf electronic messaging and directory infrastructure software. The Company's operations consist of engineering, sales and marketing, administration and support in both the United States and Europe.

     Revenues and operating income for the years ended December 31, 1995, 1996, and 1997 and identifiable assets as of December 31, 1995, 1996 and 1997, classified by the major geographical areas in which the Company operates, were as follows (dollars in thousands):

                                                 1995       1996       1997
                                                -------    -------    -------
REVENUES:
United States.................................  $ 7,942    $10,927    $11,077
Ireland.......................................   12,067     15,932     13,382
Other Europe..................................    5,173      7,226      8,245
Intercompany elimination......................   (4,408)    (7,691)   (10,686)
                                                -------    -------    -------
                                                $20,774    $26,394    $22,018
                                                =======    =======    =======
OPERATING INCOME (LOSS):
United States.................................  $(1,298)   $(1,361)   $(3,384)
Ireland.......................................    1,929      1,177     (4,182)
Other Europe..................................      (45)       151     (1,502)
                                                -------    -------    -------
                                                    586        (33)    (9,068)
Provision for loss on investment..............     (100)        --         --
Other income..................................      176        701      1,209
                                                -------    -------    -------
Income before income taxes....................  $   662    $   668    $(7,859)
                                                =======    =======    =======
IDENTIFIABLE ASSETS:
United States.................................  $ 8,878    $29,304    $26,123
Ireland.......................................    7,591      9,146      5,393
Other Europe..................................    3,025      2,848      2,707
                                                -------    -------    -------
          Total...............................  $19,494    $41,298    $34,223
                                                =======    =======    =======

     The Company's transfers between geographical areas are accounted for using methods designed to approximate comparable arms-length transactions. Such transfers are eliminated in the consolidated financial statements. Export sales from the United States and Ireland for the years ended December 31, 1995, 1996 and 1997 were $3,464,000, $2,131,000 and $2,086,000, respectively. The majority of these sales were made to Asia and South America.

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

                                     ISOCOR

15. RELATED PARTY TRANSACTIONS

     In 1991, the Company entered into a software OEM agreement with a United Kingdom based software company in connection with a license to use their software products. In 1992, the Company purchased 15% of this company for $737,668 which investment was subsequently divested in early 1996. A provision for loss on divestiture of this investment of $100,000 was recorded in the 1995 Consolidated Statement of Operations as the terms for liquidation of the Company's position were substantially agreed to in December 1995. During 1995 when this software company was a related party, royalty payments totaling approximately $355,000 were made under the agreement. The Company's cost of sales in 1995 included $210,000 of royalty costs associated with this arrangement.

     The Company made rental payments of approximately $100,000 for the year ended December 31, 1995 to an affiliate of a shareholder in connection with the lease of the Company's previous California offices.

     Included in related party revenues for the years ended December 31, 1995, 1996 and 1997 was approximately $83,000, $272,000 and $95,000, respectively, relating to software license and maintenance agreements with a shareholder.

     Included in revenue for the year ended December 31, 1995, 1996 and 1997 was approximately $369,000, $292,000 and $58,000 respectively relating to a software license and maintenance agreement with an affiliate of a shareholder. Included in accounts receivable as of December 31, 1996 and 1997 was $74,000 and $46,000, respectively, relating to this distributor. Included in accounts payable as of December 31, 1996 and 1997 was $0 and $96,000, respectively, relating to consulting services.

     Gross margins on related party revenues approximate those realized in transactions with non-affiliates.

     During 1996 and 1997, the Company reflected as a reduction of operating expenses $445,000 and $380,000, respectively, relating to product development efforts committed to and performed by the Company under the Series D Preferred Stock Purchase Agreement discussed in Note 12 above.

16. AGENCY GRANTS

     During 1992, 1994 and 1996, the IDA approved grant agreements with one of the Company's international subsidiaries for approximately $750,000, $850,000 and $793,000, respectively, over six years. The Company reflected as reduction of operating expenses $712,000, $413,000 and $69,000 relating to these grants for the years ended December 31, 1995, 1996 and 1997, respectively. These grants are based upon the Company's creation and fulfillment of new jobs in Ireland and include remedy provisions employed by the IDA to pursue partial revocation of amounts granted in the event the recipient of the grant substantially vacates its presence in Ireland during a period of five to seven years from date of grant. While the Company's level of employment within Ireland in 1997 has declined, the Company's plans include a commitment to a significant continuing presence in Ireland. There can be no assurance that the IDA will not seek partial revocation of prior grants, that the Company will continue to qualify for this grant aid or be eligible for future grants or that the Company's results of operations will not be materially adversely affected by the loss of grant aid. During 1993, the IDA purchased 20,000 shares of the Company's Common Stock.

     The Economic and Technological Finance Authority -- Berlin ("Authority") makes grants to promote research and development in small and medium-sized German-owned companies located in Berlin. The grants are paid quarterly based upon actual development costs, including salaries, and depend upon the work being carried out in Berlin. The Company reflected as a reduction of operating expenses $124,000, $87,000 and $0 relating to these grants for the years ended December 31, 1995, 1996 and 1997, respectively. Although remedy provisions exist for the recoverability of such grants if certain conditions are not met, the Company has been assured by the Authority that no recovery of the grants made to NetCS is contemplated, and accordingly, no liability has been recognized in the financial statements for this contingency. As of August 31, 1996, the Company was no longer eligible to receive these grants in Germany.

                       REPORT OF INDEPENDENT ACCOUNTANTS

     We have audited the consolidated financial statements and the financial statement schedule of ISOCOR and subsidiaries listed in the index on page 45 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISOCOR and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Los Angeles, California
February 18, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this report because the Registrant will file its 1998 Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A as promulgated by the U.S. Securities and Exchange Commission for its Annual Meeting of Shareholders to be held May 13, 1998.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current directors and executive officers of the Company, and their ages as of December 31, 1997, are as follows:

           NAME                AGE                       POSITION
           ----                ---                       --------
Andrew De Mari.............    58     Chairman of the Board of Directors
Paul Gigg..................    44     President, Chief Executive Officer and
                                      Director
C. Raomal Perera...........    40     Senior Vice President, Engineering
Janine M. Bushman..........    43     Vice President, Finance and Administration,
                                      Chief Financial Officer and Director
Alex Lazar.................    40     Vice President, North American Sales
Robert Lewin...............    54     Vice President, Marketing
John B. Stephensen.........    45     Vice President, Technology
William M. Wolfe...........    46     Vice President, Business Development
Barry Wyse.................    36     Vice President, Engineering
Jean-Michel Barbier            51     Director
  (1)(2)...................
Dennis Cagan...............    53     Director
Alexandra Giurgiu (1)......    38     Director
G. Bradford Jones (2)......    41     Director

---------------
(1) Member of the Compensation Committee

(2) Member of the Audit Committee

     Andrew De Mari is a founder of the Company, was elected Chairman of the Board of Directors in November 1997 and has been a member of the Board of Directors since the Company's inception in 1991. Prior to becoming Chairman, Dr. De Mari served as the Company's President and Chief Executive Officer since its founding in 1991. Dr. De Mari was previously a founder and the Chairman and Chief Executive Officer of Retix from its inception in 1985 to November 1990. Retix develops, manufactures, markets and supports telecommunications software through Vertel Corporation, its principal operating subsidiary. Prior to 1985, he was Senior Vice President of Research and Development and Engineering at Compucorp, a manufacturer of office automation products. Dr. De Mari holds M.S.E.E. and Ph.D. degrees in Electrical Engineering from the California Institute of Technology and Dott. Ing. Electrical Engineering from the Politecnico di Torino, Italy.

     Paul R. Gigg joined ISOCOR in January 1993. He became General Manager, Europe in October 1995, was elected Vice President, European Marketing and Sales in October 1996, was elected Chief Operating Officer in April 1997 and was elected to the Board of Directors and as President and Chief Executive Officer in November 1997. For more than five years prior to joining ISOCOR, Mr. Gigg was Director of Marketing and Engineering at Dowty Communications (formerly Case Communications), a developer and supplier of networking products. Mr. Gigg holds a B.S.E.E. degree from the University of Wales, United Kingdom.

     C. Raomal Perera is a founder of the Company and has had overall responsibility for the Irish operations of ISOCOR since June 1991. He was elected as an officer of ISOCOR in November 1992 and currently holds the position of Senior Vice President Engineering and General Manager ISOCOR Ireland. Prior to that, he was the Software Research and Development Manager for Artist Graphics, a manufacturer of computer peripherals, from September 1990 to June 1991. For two years prior to that, Mr. Perera was employed by Retix as Associate Vice President, OSI Technology Unit and prior to that, Director of Engineering and Software Development Manager of Retix's Research and Development Centre in Ireland. Mr. Perera holds a B.S.E.E. degree from the University of Wales, United Kingdom.

     Janine M. Bushman joined the Company in April 1993. She became the Vice President of Operations of the Company in October 1994, was elected to the Board of Directors in July 1995 and was elected Chief Financial Officer and Vice President, Finance and Administration in November 1995. For almost six years prior to joining the Company, Ms. Bushman was Controller and Corporate Secretary for Interactive Systems Corporation, a developer and supplier of UNIX operating systems software. Ms. Bushman holds an M.B.A. from Loyola Marymount University and a B.S. in Accounting from the California State University at Northridge.

     Alex Lazar joined the Company in November 1993 and was elected to the position of Vice President, North American Sales in July 1997. Prior to joining the Company, Mr. Lazar was Vice President, Sales and Support and a founder of Isicad, a network management software company, which position he held from 1987 to 1993. Mr. Lazar holds a B.S. from DePaul University.

     Robert Lewin joined the Company in December 1997 as Vice President, Marketing. For one and a half years prior to joining ISOCOR, Mr. Lewin was Director/Principal Analyst for the Collaborative Computing market segment for GartnerGroup/Dataquest. For two years prior to that, he was Vice President of Marketing and Sales for Enterprise Solutions Limited, and previous to that, was Vice President of Marketing Operations with X/Open Company Limited for five years. Mr. Lewin holds an M.B.A. from the University of Santa Clara and a B.S.E.E. degree from the University of California.

     John B. Stephensen joined the Company in October 1993 and became Vice President, Technology in November 1997. Previously he was Vice President, Product Management from July 1994 to that date. He was a co-founder of Retix where he was Senior Vice President, Technology from June 1988 until joining the Company. Prior to becoming Senior Vice President, Technology, Mr. Stephensen served Retix in a number of capacities including, most recently, Vice President, Engineering. Prior to joining Retix, Mr. Stephensen served as Director of Systems Engineering at Compucorp, a manufacturer of office automation products. Mr. Stephensen studied Electrical Engineering at the University of California at Santa Barbara.

     William M. Wolfe joined the Company in January 1995 as a Vice President and currently serves as Vice President, Business Development. He was with Infonet Services Corporation, a telecommunications firm, from November 1989 to December 1994, where he last held the position of General Manager of Enhanced Services. Mr. Wolfe graduated with a B.S. from the University of Milwaukee.

     Barry Wyse joined ISOCOR B.V. in May 1995 and became Vice President, Engineering of the Company in December 1997. Prior to joining the Company, Mr. Wyse served as Software Manager for Microsoft B.V., a subsidiary of Microsoft Corporation, a commercial software provider, from April 1994 to May 1995 and as Principal Engineer for Lotus B.V., a subsidiary of Lotus Development Corporation, which was subsequently acquired by IBM, from December 1992 to February 1994. Mr. Wyse holds an M. S. degree in Computer Science from University College, Dublin, Ireland.

     Jean-Michel Barbier is Directeur General of Thomson-CSF Ventures, a corporate venture capital investor, with which he has been associated since 1987. He was elected to the Board of Directors of the Company in November 1993. He also serves on the Board of Directors of the following companies: Geris Consultants, Optim, Info Radio Interactive Services, Financial Architecture Research and Resources, Thomnet, Aonix, Virtual IO, Inc., Virtual Prototypes, Inc. and Era A.S.

     Dennis Cagan has been President of CaganCo, Inc., a management consulting firm, since 1981 and also serves as Chairman and Chief Executive Officer of HumanRace, Inc., an Internet showcased travel adventure event. Mr. Cagan was elected to the Board of Directors of the Company in August 1997 and currently also serves as a consultant to the Company. Mr. Cagan also serves as a member of the Board of Directors of Intervista Software, Inc.

     Alexandra Giurgiu is President of Olivetti Management of America, Inc., an investment subsidiary of Ing. C. Olivetti & C., S.p.A., a manufacturer of information processing systems, which position she has held since 1991. Ms. Giurgiu has also been a Managing Director and Executive Officer of 4C Ventures, L.P., a venture capital partnership, since 1994. From 1984 to 1985, she was Director of International Operations for Lifeboat Associates, a software distribution and publishing company. She became a member of the Company's Board of Directors in May 1993. Additionally, she currently serves on the Board of Directors of Object Design, Wireless Access, Hands-On Technology and Alacrity Systems.

     G. Bradford Jones is a general partner in the venture capital firm of Brentwood Venture Capital, which he joined in 1981. He became a member of the Company's Board of Directors in July 1991. Mr. Jones also serves on the Board of Directors of Interpore International and Onyx Acceptance Corporation.

     Further information regarding Registrant's directors will be set forth under the caption "Election of Directors -- Nominees" in the Registrant's 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Compensation of Executive Officers" in the Company's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                        ----
(a)  (1)  Consolidated Financial Statements:..........................    22
     (2)  Financial Statement Schedule:...............................   S-1
          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
     (3)  Exhibits included herein (numbered in accordance with Item
          601 of Regulation S-K):

    NUMBER                           DESCRIPTION
    ------                           -----------
     2.1*    Stock Purchase Agreement by and among Registrant, NetCS and the stockholders of NetCS dated August 29, 1996.
     2.2*    Escrow Agreement dated August 29, 1996.
     3.1+    Amended and Restated Articles of Incorporation of
             Registrant.
     3.2+    Amended and Restated Bylaws of Registrant.
     3.3     Certificate of Amendment to Bylaws of Registrant dated
             November 5, 1997.
    10.1+    1992 Stock Option Plan and forms of option agreements
             thereunder.
    10.2+    1996 Directors' Stock Option Plan and form of option
             agreement thereunder.
    10.3+    1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.
    10.4+    Form of Indemnification Agreement.
    10.5+    Lease dated November 11, 1994 between ISOCOR and Telos
             Corporation.
    10.6+    Lease dated June 15, 1995 between ISOCOR B.V. and Forfas.
    10.7+    Rights Agreement dated December 29, 1995 among the
             Registrant, its Preferred shareholders and certain of its
             Common shareholders, as amended.
    10.8+++  International Reseller Agreement dated May 11, 1993 between the Registrant and Syseca S.A.
    10.9+    Source Code Access License Agreement dated September 15,
             1993 and Amendment to the Source Code Access License
             Agreement dated May 1, 1995, between the Registrant and
             Syseca S.A.
    10.10+++ Report of Discussions between the Registrant and Syseca S.A.
             dated September 27, 1994 (translated) and Affidavit of
             Translations by Abbey Translations dated January 25, 1996.
    10.11+++ Master Binary License Agreement dated September 30, 1994 between the Registrant and Lir S.A.
    10.12+++ Master Binary License Agreement dated December 28, 1994,
             Amendment to the Master Binary Agreement dated March 2, 1995 and Amendment to the Master Binary License Agreement dated
             December 28, 1995, between the Registrant and Syseca S.A.
    10.13+   Product Loan Agreement between the Registrant and Syseca
             S.A. dated November 1, 1995.
    10.14+   Employment Agreement between the Registrant and C. Raomal
             Perera dated September 9, 1992.
    10.15+++ Series D Preferred Stock Purchase Agreement dated December
             29, 1995 between the Registrant and Intel Corporation and
             related Statement of Work and Product Requirements.
    10.16    Lease dated March 3, 1998 between the Registrant and Spieker
             Properties.
    10.17    Letter Agreement dated December 3, 1997 between ISOCOR B.V.
             and Forfas.
    10.18    Agreement between Andrew De Mari and the Registrant dated
             November 5, 1997.
    10.19    Letter Agreement between the Registrant and Paul Gigg dated
             December 9, 1997.
    10.20    Consultancy Agreement between the Registrant and Cagan Co.
             Inc., dated September 1, 1997 and related work orders dated
             September 1, 1997 and February 11, 1998.
    21.1+    Subsidiaries of Registrant.
    23.1     Consent of Independent Accountants.
    24.1     Power of Attorney (see page 47).
    27.1     Financial Data Schedules

     (b) Reports on Form 8-K:

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.
---------------
* Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Registrant's Current Report on Form 8-K dated August 29, 1996.

+ Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and amendments thereto (File No. 333-606) which became effective on March 13, 1996.

+ Incorporated by reference to exhibits filed in response to Item 8, "Exhibits," of the Registrant's Registration Statement on Form S-8, dated July 10, 1997.

++ Confidential treatment granted by order effective March 13, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1998                      ISOCOR

                                          By: /s/ PAUL GIGG

                                            ------------------------------------
                                            Paul Gigg,
                                            President and Chief
                                            Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Gigg and Janine M. Bushman, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
/s/ ANDREW DE MARI                                       Chairman of the Board of       March 31, 1998
-----------------------------------------------------    Directors
     (Andrew De Mari)

/s/ PAUL GIGG                                            President, Chief Executive     March 31, 1998
-----------------------------------------------------    Officer and Director
     (Paul Gigg)                                         (Principal Executive
                                                         Officer)

/s/ JANINE M. BUSHMAN                                    Vice President, Finance and    March 31, 1998
-----------------------------------------------------    Administration, Chief
     (Janine M. Bushman)                                 Financial Officer and
                                                         Director (Principal
                                                         Financial and Accounting
                                                         Officer)

                                                         Director                                March
-----------------------------------------------------                                            ,1998
     (Jean Michel Barbier)

/s/ DENNIS CAGAN                                         Director                       March 31, 1998
-----------------------------------------------------
     (Dennis Cagan)

/s/ ALEXANDRA GIURGIU                                    Director                       March 31, 1998
-----------------------------------------------------
     (Alexandra Giurgiu)

/s/ G. BRADFORD JONES                                    Director                       March 31, 1998
-----------------------------------------------------
     (G. Bradford Jones)

                                     ISOCOR

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        BALANCE AT   CHARGED TO                BALANCE AT
                                                        BEGINNING    COSTS AND                    END
                                                        OF PERIOD     EXPENSES    DEDUCTIONS   OF PERIOD
                 ACCOUNT DESCRIPTION                    ----------   ----------   ----------   ----------
Year ended December 31, 1995
  Allowance for doubtful accounts, returns, and price
     protection.......................................   $  (294)     $  (557)     $   265      $  (586)
Year ended December 31, 1996
  Allowance for doubtful accounts, returns, and price
     protection.......................................   $  (586)     $(2,771)     $ 1,710      $(1,647)
Year ended December 31, 1997
  Allowance for doubtful accounts, returns, and price
     protection.......................................   $(1,647)     $(2,916)     $ 3,054      $(1,509)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     2.1*     Stock Purchase Agreement by and among Registrant, NetCS and the stockholders of NetCS dated August 29, 1996.............
     2.2*     Escrow Agreement dated August 29, 1996......................
     3.1+     Amended and Restated Articles of Incorporation of
              Registrant..................................................
     3.2+     Amended and Restated Bylaws of Registrant...................
     3.3      Certificate of Amendment to Bylaws of Registrant dated
              November 5, 1997............................................
    10.1+     1992 Stock Option Plan and forms of option agreements
              thereunder..................................................
    10.2+     1996 Directors' Stock Option Plan and form of option
              agreement thereunder........................................
    10.3+     1996 Employee Stock Purchase Plan and form of subscription agreement thereunder........................................
    10.4+     Form of Indemnification Agreement...........................
    10.5+     Lease dated November 11, 1994 between ISOCOR and Telos
              Corporation.................................................
    10.6+     Lease dated June 15, 1995 between ISOCOR B.V. and Forfas....
    10.7+     Rights Agreement dated December 29, 1995 among the
              Registrant, its Preferred shareholders and certain of its
              Common shareholders, as amended.............................
    10.8+++   International Reseller Agreement dated May 11, 1993 between the Registrant and Syseca S.A. .............................
    10.9+     Source Code Access License Agreement dated September 15,
              1993 and Amendment to the Source Code Access License
              Agreement dated May 1, 1995, between the Registrant and
              Syseca S.A. ................................................
    10.10+++  Report of Discussions between the Registrant and Syseca S.A.
              dated September 27, 1994 (translated) and Affidavit of
              Translations by Abbey Translations dated January 25, 1996...
    10.11+++  Master Binary License Agreement dated September 30, 1994 between the Registrant and Lir S.A. ........................
    10.12+++  Master Binary License Agreement dated December 28, 1994,
              Amendment to the Master Binary Agreement dated March 2, 1995 and Amendment to the Master Binary License Agreement dated
              December 28, 1995, between the Registrant and Syseca S.A....
    10.13+    Product Loan Agreement between the Registrant and Syseca
              S.A. dated November 1, 1995.................................
    10.14+    Employment Agreement between the Registrant and C. Raomal
              Perera dated September 9, 1992..............................
    10.15+++  Series D Preferred Stock Purchase Agreement dated December
              29, 1995 between the Registrant and Intel Corporation and
              related Statement of Work and Product Requirements..........
    10.16     Lease dated March 3, 1998 between the Registrant and Spieker
              Properties.
    10.17     Letter Agreement dated December 3, 1997 between ISOCOR B.V.
              and Forfas..................................................
    10.18     Agreement between Andrew De Mari and the Registrant dated
              November 5, 1997............................................
    10.19     Letter Agreement between the Registrant and Paul Gigg dated
              December 9, 1997............................................
    10.20     Consultancy Agreement between the Registrant and Cagan Co.
              Inc., dated September 1, 1997 and related work orders dated
              September 1, 1997 and February 11, 1998.....................
    21.1+     Subsidiaries of Registrant..................................

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    23.1      Consent of Independent Accountants..........................
    24.1      Power of Attorney (see page 47).............................
    27.1      Financial Data Schedules....................................

---------------

 * Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Registrant's Current Report on Form 8-K dated August 29, 1996.

+ Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and amendments thereto (File No. 333-606) which became effective on March 13, 1996.

 +Incorporated by reference to exhibits filed in response to Item 8, "Exhibits," of the Registrant's Registration Statement on Form S-8, dated July 10, 1997.

 ++  Confidential treatment granted by order effective March 13, 1996.