Form 10-Q
period 1998-03-31
ISOCOR
filed 1998-05-15
CIK 879283

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q

(Mark One)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______ to_______

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

                                    Yes [X]   No [ ]

     9,653,171 Shares of Common Stock of the Registrant were outstanding as of March 31, 1998

                                     ISOCOR
                               INDEX TO FORM 10-Q
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                                 Page
                                                                                 ----
Part I  Financial Information

    Item 1. Financial Statements

        Consolidated Balance Sheets at December 31, 1997
        and March 31, 1998........................................................ 3

        Consolidated Statements of Operations for the three months ended March 31, 1997 and 1998............................................. 4

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 1997 and 1998...................................... 5

        Consolidated Statements of Comprehensive Income for the three months ended March 31, 1997 and 1998...................................... 6

        Notes to Consolidated Financial Statements................................ 7

    Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations................................................ 11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 13

Part II. Other Information

    Item 2. Changes in Securities and Use of Proceeds............................ 14

    Item 6. Exhibits and Reports on Form 8-K..................................... 14

Signature........................................................................ 15

                                     ISOCOR
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)



                                                                  December 31,     March 31,
                                                                      1997           1998
                                                                    --------       --------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $ 10,784       $  8,048
  Marketable securities                                                9,677         10,806
  Trade accounts receivable
      Customer, net                                                    9,054          8,703
      Related party                                                       46            223
  Other current assets                                                 1,993          2,746
                                                                    --------       --------
           Total current assets                                       31,554         30,526

Property and equipment, net                                            2,405          2,208
Other assets                                                             264            239
                                                                    --------       --------
           Total assets                                             $ 34,223       $ 32,973
                                                                    ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $    839       $    727
  Accrued expenses                                                     3,667          3,959
  Deferred revenues                                                    3,678          4,052
  Other current liabilities                                              222            252
                                                                    --------       --------
          Total current liabilities                                    8,406          8,990

  Other long-term liabilities                                            133            120
                                                                    --------       --------
          Total liabilities                                            8,539          9,110

Commitments and contingencies

Shareholders' equity:
  Preferred stock, undesignated, authorized 2,000,000 shares,             --             --
     none issued or outstanding
  Common stock, authorized 50,000,000 shares,
     issued and outstanding 9,551,931 and  9,653,171 shares at
     December 31, 1997 and March 31, 1998, respectively               39,359         39,415
  Notes receivable from shareholders                                     (56)           (15)
  Accumulated deficit                                                (13,584)       (15,698)
  Deferred compensation                                                 (130)          (111)
  Cumulative foreign currency translation adjustment                      95            272
                                                                    --------       --------
    Total shareholders' equity                                        25,684         23,863
                                                                    --------       --------
      Total liabilities and shareholders' equity                    $ 34,223       $ 32,973
                                                                    ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                     ISOCOR
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                               Three Months Ended March 31,
                                                                     1997          1998
                                                                   -------       -------
Revenues:

  Products:
    Customer                                                       $ 2,591       $ 3,127
    Related parties                                                      4           158

  Services:
    Customer                                                         1,239         1,725
    Related parties                                                     --            37
                                                                   -------       -------
         Total revenues                                              3,834         5,047

Cost of revenues:

  Products                                                             430           545
  Services                                                             558           921
                                                                   -------       -------
         Total cost of revenues                                        988         1,466
                                                                   -------       -------
Gross profit                                                         2,846         3,581
                                                                   -------       -------

Operating expenses:

  Engineering                                                        2,011         1,454
  Sales and marketing                                                3,587         3,560
  Administration                                                       819           812
  Agency grants                                                        (56)            0
                                                                   -------       -------
         Total operating expenses                                    6,361         5,826
                                                                   -------       -------

Loss from operations                                                (3,515)       (2,245)
 Income (loss) from currency fluctuations                               38          (163)
 Interest income                                                       308           311
                                                                   -------       -------
    Loss before income taxes                                        (3,169)       (2,097)
Provision for income taxes                                               8            17
                                                                   -------       -------
Net loss                                                           $(3,177)      $(2,114)
                                                                   =======       =======
Net loss per share, assuming no dilution                           $ (0.34)      $ (0.22)
                                                                   =======       =======
Weighted average shares outstanding                                  9,344         9,595
                                                                   =======       =======
Net loss per share, assuming dilution                              $ (0.34)      $ (0.22)
                                                                   =======       =======
Weighted average shares outstanding and dilutive shares              9,344        9,595
                                                                   =======       =======



                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                     ISOCOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                                     Three Months Ended March 31,
                                                                     ---------------------------
                                                                         1997           1998
                                                                     -----------      ----------
Cash flows from operating activities:
  Net loss                                                             $( 3,177)      $( 2,114)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
    Provision for doubtful accounts, returns and price protection           529            221
    Depreciation and amortization                                           360            247
    Amortization of deferred compensation                                    19             19
    Deferred rent                                                           (26)             0
    (Increase) / decrease in:
      Accounts receivable                                                 1,622           (635)
      Other current assets                                                 (448)          (819)
      Other assets                                                          (20)             4
    Increase / (decrease) in:
      Accounts payable                                                      337            (88)
      Other accrued expenses                                               (335)           464
      Deferred revenues                                                     341            820
      Other current liabilities                                               3              1
      Product development obligation                                       (176)             0
      Long-term liabilities                                                  15            (11)
                                                                       --------       --------
      Net cash used by operating activities                                (956)        (1,891)
                                                                       --------       --------

Cash flows from investing activities:
  Purchase of property and equipment                                       (504)           (82)
  Purchase of marketable securities                                     (15,914)       (19,548)
  Sale of marketable securities                                             998          2,500
  Marketable securities at maturity                                      11,150         15,920
                                                                       --------       --------
      Net cash used by investing activities                              (4,270)        (1,210)
                                                                       --------       --------

Cash flows from financing activities:
  Proceeds from the sale of stock, net                                       35             95
                                                                       --------       --------
      Net cash provided by financing activities                              35             95
                                                                       --------       --------
Effect of exchange rate changes on cash                                     214            270
                                                                       --------       --------
      Net  decrease in cash                                              (4,977)        (2,736)
Cash and cash equivalents, beginning of year                             13,374         10,784
                                                                       --------       --------
Cash and cash equivalents, end of year                                 $  8,397       $  8,048
                                                                       ========       ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                     ISOCOR
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (dollar amounts in thousands)

                                                                 Three Months Ended March 31,
                                                                     1997           1998
                                                                 -----------      ----------
Net loss .....................................................    $  (3,177)       $  (2,114)
Income (loss) from foreign currency translation, net of tax...         (148)             177
                                                                  ---------        ---------
Comprehensive loss ...........................................    $  (3,325)       $  (1,937)

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by ISOCOR (the "Company"), pursuant to the regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position at March 31, 1998 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1998. These interim statements do not include all of the disclosures required by generally accepted accounting principles for annual statements.

The statements of operations and cash flows for the 1998 interim periods are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as of December 31, 1997, as filed with the Securities and Exchange Commission.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company's accounts receivable are derived from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any unusual credit-related losses. At March 31, 1997 and 1998, United States, Ireland and Other Europe represented 30%, 58% and 12%, and 49%, 36% and 15%, respectively, of the Company's net accounts receivable. At March 31, 1997 and 1998, the Company held balances in U.S. banks of approximately $1,328,000 and $885,000 respectively, which exceeded federally insured limits. Cash equivalents are managed by major investment firms in accordance with the Company's investment policy.

Comprehensive income

In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

Revenue recognition

In January 1998, the Company adopted the AICPA Accounting Standards Executive Committee Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4. SOP 97-2, as amended, supersedes the previous software revenue recognition standard, SOP 91-1. The Company generally recognizes product revenues when all the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determinable, and (4) collectibility is probable. The Company recognizes service revenues from customer support and maintenance fees ratably over the term of the service period, which is typically 12 months. Payments for maintenance fees are generally made in advance. The Company generally recognizes service revenues from custom engineering which is separately contracted for and priced from the software license fees, as specific milestones are met in the respective agreements. Where customer engineering is essential to the functionality of the software, the Company does not recognize revenue on the underlying software until the requirements of the specific development arrangement are satisfied. Deferred revenues represent the difference between amounts invoiced and amounts recognized as revenues under software development and maintenance agreements. The Company recognizes service revenues from training activities as the services are provided.

Recently issued accounting standard

On June 30, 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders in the year following the year of adoption. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company is currently evaluating the requirements of SFAS No. 131.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


2.  MARKETABLE SECURITIES

The Company held the following positions as of December 31, 1997 and March 31, 1998 (dollars in thousands):

                                                   December 31, 1997      March 31, 1998
                                                   -----------------      --------------
Corporate notes...........................                $8,182               $ 9,309
U.S. Government obligations...............                 1,495                 1,497
                                                          ------               -------
                                                          $9,677               $10,806
                                                          ======               =======


3.  ACCOUNTS RECEIVABLE

Customer trade accounts receivable, net of allowances as of December 31, 1997 and March 31, 1998 (dollars in thousands):

                                                   December 31, 1997      March 31, 1998
                                                   -----------------      --------------
Accounts receivable.......................               $10,563              $10,389
Less: Allowance for doubtful accounts,
returns and price protection..............                (1,509)              (1,686)
                                                         -------              -------
                                                         $ 9,054              $ 8,703
                                                         =======              =======


4.  ACCRUED EXPENSES

Accrued expenses at December 31, 1997 and March 31, 1998 were (dollars in thousands):

                                                  December 31, 1997        March 31, 1998
                                                  -----------------        --------------
Salaries and related expenses.............               $1,197                $1,051
Royalties.................................                  499                   595
Commissions...............................                  464                   265
Other.....................................                1,507                 2,048
                                                         ------                ------
                                                         $3,667                $3,959
                                                         ======                ======

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



5.  INCOME TAXES

The sources of loss before income taxes for the three months ended March 31, 1997 and 1998 are as follows (dollars in thousands):

                        Three months       Three months
                           ended               ended
                       March 31, 1997     March 31, 1998
                       --------------     --------------
United States......       $(1,345)          $(1,170)
Foreign............        (1,824)             (927)
Loss before               -------           -------
income taxes.......       $(3,169)          $(2,097)
                          =======           =======

On an interim basis, the Company provides for income taxes using its estimated effective tax rate for the year for foreign and domestic source income. As of March 31, 1998, no net operating loss carryforwards remain in foreign jurisdictions. The taxes provided relate primarily to foreign source income.

6.  PER SHARE INFORMATION

The Company has adopted SFAS No. 128, "Earnings Per Share" for the year ended December 31, 1997, and has restated earnings per common share for all periods presented in accordance with the new standard. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options are excluded from the computation when their effect is antidilutive.

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three months ended March 31, 1997 and 1998 (in thousands).


                                               Three months    Three months
                                                   ended          ended
                                                 March 31,       March 31,
                                                   1997           1998
                                               ------------    ------------
Numerator:
  Net loss numerator
  for basic and diluted EPS:                      $(3,177)      $(2,114)
                                                  -------       -------

Denominator:
 Denominator for basic EPS-
  weighted average shares                           9,344         9,595

 Effect of dilutive securities:
    Stock options                                      --            --
                                                  -------       -------

Denominator for diluted EPS-
  adjusted weighted average shares
  and assumed conversions:                          9,344         9,595
                                                  -------       -------

Common shares related to stock options that are antidilutive amounted to approximately 1,966,642 and 1,904,470 shares at March 31, 1997 and 1998, respectively.

7.  RELATED PARTY TRANSACTIONS

Included in revenues for the three months ended March 31, 1997 and 1998 was approximately $0 and $150,000 respectively relating to product sales to and software maintenance agreements with an affiliate of a shareholder. Included in accounts receivable as of March 31, 1997 and 1998 was $72,000 and $178,000, respectively, relating to this affiliate. Included in operating expenses for the three months ended March 31, 1997 and 1998 was approximately $68,000 and $1,000, respectively, relating to consulting services provided by this affiliate. Included in accounts payable as of March 31, 1997 and 1998 was $125,000 and $75,000, respectively, related to these consulting services.

Included in revenues for the three months ended March 31, 1997 and 1998 was approximately $4,000 and $45,000, respectively, relating to software license and maintenance agreements with a distributor who is a shareholder. Included in accounts receivable as of March 31, 1997 and 1998 was $0 and $45,000, respectively, relating to this distributor who is a shareholder.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained in this Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the introduction and market acceptance of new products offered by the Company and its competitors, general changes in the markets in which the Company competes, the volume and timing of large transactions with customers, the level or product and price competition, the Company's success in expanding its marketing efforts, direct sales force and indirect distribution channels, the risks related to international operations, and other risks detailed below and discussed from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31,
1997

        Revenues. Total revenues were $5,047,000 and $3,834,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase in 1998 of 32% over the same period one year ago. Revenues from domestic sources accounted for approximately 34% and 14% of total revenues in the three months ended March 31, 1998 and 1997, respectively, while the Company's international revenues accounted for 66% and 86%, respectively, of the Company's total revenues in the same periods.

        Product revenues were $3,285,000 and $2,595,000 for the three months ended March 31, 1998 and 1997, respectively. The 27% increase from 1997 to 1998 was mainly due to increased prices of the Company's products driven by the increased demand for software solutions as a result of the increased business usage of the Internet, partially offset by decreased volumes of the Company's products related to a shift in market demand away from X.400 software solutions. ISOCOR's Internet Messaging product line consists primarily of the N-PLEX products, including gateways associated with N-PLEX Hub implementations, and accounted for $1.3 million or 38% of total product revenues in the three months ended March 31, 1998, up from the three months ended March 31, 1997 level of $700,000. Directory revenues accounted for $460,000 or 14% of total product revenues in the three months ended March 31, 1998, up from the three months ended March 31, 1997 level of $268,000. The remainder of total product revenues in the three months ended March 31, 1998 relate primarily to ISOCOR's older X.400-related product lines.

        In addition, Product revenues during the three months ended March 31, 1998 were impacted by the application of Statement of Position (SOP) 97-2, "Software Revenue Recognition" which delayed the recognition of certain revenues into future quarters. The approximate impact of this delay was $300,000.

        Service revenues were $1,762,000 and $1,239,000 for the three months ended March 31, 1998 and 1997, respectively. The 42% increase from 1997 to 1998 resulted primarily from increased custom engineering revenues.

        Cost of Revenues. Cost of product revenues consists primarily of hardware purchased from third party vendors, costs of media duplication, manuals and packaging materials, and third party royalties relating to licensed technology. The increase in cost of product revenues from the three months ended March 31, 1997 to the three months ended March 31, 1998 resulted primarily from increased materials costs and royalties paid to third party vendors.

        Cost of service revenues consists primarily of personnel-related costs of providing software support and update, training and installation, and custom engineering services. The increase in cost of service revenues between the three months ended March 31, 1998 from the three months ended March 31, 1997 resulted primarily from increased costs associated with supporting a higher level of service revenues.

        Gross Profit. Gross profit was $3,581,000 and $2,846,000 for the three months ended March 31, 1998 and 1997, respectively, representing 71% and 74% of revenues for those same periods, respectively.

        Gross profit from product sales was $2,740,000 and $2,165,000 for the three months ended March 31, 1998 and 1997, respectively, representing 83.4% of product sales for both of those periods, respectively.

        Gross profit from services was $841,000 and $681,000 for the three months ended March 31, 1998 and 1997, respectively, representing 47.8% and 55.0% of services revenues for those same periods, respectively. The decrease in gross profit percentage between the periods was primarily driven by the utilization of higher priced external resources to provide the services.

        Engineering. Engineering expenses were $1,454,000 and $2,011,000 for the three months ended March 31, 1998 and 1997, respectively, representing 28.8% and 52.5% of revenues for those same periods, respectively. The absolute decrease in engineering expenses resulted principally from decreased expenses in labor and consulting, which is further affected on a percentage basis by the higher revenue in the three months ended March 31, 1998.

        Sales and Marketing. Sales and marketing expenses were approximately constant at $3,560,000 and $3,587,000 for the three months ended March 31, 1998 and 1997, respectively, representing 70.5% and 93.6% of revenues for those same periods, respectively. The decrease in the percentage is driven by the higher revenue in the three months ended March 31, 1998.

        Administration. Administration expenses were approximately constant at $812,000 and $819,000 for the three months ended March 31, 1998 and 1997, respectively, representing 16.1% and 21.4% of revenues for those same periods, respectively. The decrease in the percentage is primarily driven by the higher revenue in the three months ended March 31, 1998.

        Agency Grants. Agency grants have been received under an incentive program designed to induce organizations to locate and conduct business in Ireland. The Industrial Development Authority of Ireland makes grants that are based predominately upon the number of new jobs created by the Company there. The Company has decreased its level of employment in Ireland in the latter part of 1997 and therefore did not earn any agency grants in Ireland during the three months ended March 31, 1998. The Company is committed to retaining a significant and continuing presence in Ireland, however the amount of grants in any given period will vary based upon the number of jobs created and the timing of receipt of grant aid payments and will continue to fluctuate on a quarterly basis.

         (Income) loss from currency fluctuations. (Income) loss from currency fluctuations was $163,000 and ($38,000) for the three months ending March 31, 1998 and 1997, respectively. The fluctuation during these periods resulted principally from changes in foreign currency exchange rates.

        Interest income. Interest income was $311,000 for the three months March 31, 1998 as compared with $308,000 in the same period in 1997.

        Provision for Income Taxes. The income tax provision was $17,000 and $8,000 for the three months ended March 31, 1998 and 1997, respectively, on pre-tax losses of $2,097,000 and $3,169,000 for the three months ended March 31, 1998 and 1997, respectively which resulted from taxes on the Company's foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash usage from operating activities of $1,891,000 and $956,000 for the three months ended March 31, 1998 and 1997, respectively, increased period over period by $935,000. The primary reason for the increased cash usage between the two periods is due to decreased net cash flow from accounts receivable of $2,257,000, partially offset by increased cash flow of $799,000 related to other accrued expenses and increased cash flow of $642,000 resulting from the decreased net loss (net of adjustments due to depreciation and amortization and the provision for doubtful accounts, returns and price protection).

As of March 31, 1998, total accounts receivable, net was $8,926,000 versus $9,100,000 at December 31, 1997. The Company typically generates a large percentage of its quarterly revenue during the last few weeks of the quarter. Certain portions of the Company's larger sales have extended payment terms, thus slowing the cash flow cycle, and the Company expects that future large sales will follow the same pattern. The Company does not believe these payment terms are likely to have a material adverse effect on the collectibility of the related receivables. Cash flow from operations can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

As of March 31, 1998, the Company had a balance of $8,048,000 in cash and cash equivalents, and a balance of $10,806,000 in marketable securities. The Company believes that these existing capital resources will be adequate to finance the Company's operations and capital expenditures through at least the end of 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable

PART II  OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

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

The Company incurred the following expenses in connection with the offering.

      Underwriting discounts and commissions            $1,449,000
      Other expenses                                       981,000
                                                        ----------
              Total Expenses                            $2,430,000

All of such expenses were direct or indirect payments to others.

The net offering proceeds to the Company after deducting the total expenses above were approximately $18,300,000. From March 14, 1996 to March 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

      Purchase and installment of machinery and equipment     $ 2,496,000
      Working Capital                                           9,769,000
      Investment in short-term, interest-bearing obligations    3,856,000
      Repayment of short-term liabilities                       1,368,000
      Application to short-term assets                            811,000
                                                               ----------
               Total                                          $18,300,000

Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.


Item 6. - Exhibits and Reports on Form 8-K

    (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

        27.1-Financial Data Schedule.

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

                                         ISOCOR


Date: May  15, 1998                      By: /s/ JANINE M. BUSHMAN
                                             -----------------------------------
                                             Janine M. Bushman, Vice President,
                                             Finance and Administration,
                                             and Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number                        Exhibits                                  Page
-------                       --------                                  -----
27.1       Financial Data Schedule....................................    1