Form 10-Q
period 1998-06-30
ISOCOR
filed 1998-08-14
CIK 879283

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from __________ to __________ Commission File Number 000-27900


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

           Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____

9,817,039 Shares of Common Stock of the Registrant were outstanding as of June 30, 1998

                                     ISOCOR
                               INDEX TO FORM 10-Q
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                         Page
                                                                                         ----
Part I     Financial Information

      Item 1. Financial Statements

           Consolidated Balance Sheets at December 31, 1997
           and June 30, 1998...............................................................3

           Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1998....................................................4

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 1997 and 1998.............................................5

           Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 1997 and 1998.............................................6

           Notes to Consolidated Financial Statements......................................7

      Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................11

      Item 3. Quantitative and Qualitative Disclosures About Market Risk..................15

Part II. Other Information

      Item 2. Changes in Securities and Use of Proceeds...................................16

      Item 4. Submission of Matters to a Vote of Security Holders.........................17

      Item 6. Exhibits and Reports on Form 8-K............................................18

Signature ................................................................................19


                                     ISOCOR
                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                       December 31,        June 30,
                                                                          1997               1998
                                                                        --------           --------
                             ASSETS
Current assets:
  Cash and cash equivalents                                             $ 10,784           $  7,326
  Marketable securities                                                    9,677             11,925
  Trade accounts receivable
      Customer, net                                                        9,054              7,885
      Related party                                                           46                292
  Other current assets                                                     1,993              3,136
                                                                        --------           --------

           Total current assets                                           31,554             30,564

Property and equipment, net                                                2,405              2,094
Other assets                                                                 264                309
                                                                        --------           --------
           Total assets                                                 $ 34,223           $ 32,967
                                                                        ========           ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $    839           $    716
  Accrued expenses                                                         3,667              3,990
  Deferred revenues                                                        3,678              4,345
  Other current liabilities                                                  222                344
                                                                        --------           --------
          Total current liabilities                                        8,406              9,395

  Other long-term liabilities                                                133                116
                                                                        --------           --------
          Total liabilities                                                8,539              9,511

Commitments and contingencies

Shareholders' equity:
  Preferred stock, undesignated, authorized 2,000,000 shares,                 --                 --
     none issued or outstanding
  Common stock, authorized 50,000,000 shares,
     issued and outstanding 9,551,931 and  9,817,039 shares at
     December 31, 1997 and June 30, 1998, respectively                    39,359             39,637
  Notes receivable from shareholders                                         (56)               (15)
  Accumulated deficit                                                    (13,584)           (16,233)
  Deferred compensation                                                     (130)               (93)
  Cumulative foreign currency translation adjustment                          95                160
                                                                        --------           --------
    Total shareholders' equity                                            25,684             23,456
                                                                        --------           --------
      Total liabilities and shareholders' equity                        $ 34,223           $ 32,967
                                                                        ========           ========

The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three Months Ended                      Six Months Ended
                                                                          June 30,                               June 30,
                                                                 ---------------------------           ---------------------------
                                                                   1997               1998               1997               1998
                                                                 --------           --------           --------           --------
Revenues:

  Products:
    Customer                                                        3,796              4,191              6,387              7,318
    Related parties                                                     0                 19                  4                177

  Services:
    Customer                                                        1,547              1,820              2,786              3,544
    Related parties                                                    12                 22                 12                 59
                                                                 --------           --------           --------           --------

         Total revenues                                             5,355              6,052              9,189             11,098

Cost of revenues:

  Products                                                            505                692                935              1,237
  Services                                                            715                934              1,273              1,854
                                                                 --------           --------           --------           --------

         Total cost of revenues                                     1,220              1,626              2,208              3,091
                                                                 --------           --------           --------           --------

Gross profit                                                        4,135              4,426              6,981              8,007
                                                                 --------           --------           --------           --------

Operating expenses:

  Engineering                                                       2,216              1,475              4,227              2,930
  Sales and marketing                                               3,801              3,012              7,389              6,572
  Administration                                                      749                801              1,567              1,612
  Agency grants                                                       (13)                 0                (69)
                                                                 --------           --------           --------           --------
         Total operating expenses                                   6,753              5,288             13,114             11,114
                                                                 --------           --------           --------           --------

Loss from operations                                               (2,618)              (862)            (6,133)            (3,107)
 Income (loss) from currency fluctuations                              72                 86                109                (77)
 Interest income                                                      306                260                616                571
                                                                 --------           --------           --------           --------

    Loss before income taxes                                       (2,240)              (516)            (5,408)            (2,613)
Provision for income taxes                                             11                 20                 19                 37
                                                                 --------           --------           --------           --------

Net loss                                                         ($ 2,251)          ($   536)          ($ 5,427)          ($ 2,650)
                                                                 ========           ========           ========           ========

Net loss per share, assuming no dilution                         $  (0.24)          $  (0.05)          $  (0.58)          $  (0.27)
                                                                 ========           ========           ========           ========
Weighted average shares outstanding                                 9,378              9,786              9,361              9,738
                                                                 ========           ========           ========           ========
Net loss per share, assuming dilution                            $  (0.24)          $  (0.05)          $  (0.58)          $  (0.27)
                                                                 ========           ========           ========           ========
Weighted average shares outstanding and dilutive shares             9,378              9,786              9,361              9,738
                                                                 ========           ========           ========           ========

The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            Six Months Ended June 30,
                                                                           ---------------------------
                                                                               1997               1998
                                                                           --------           --------
Cash flows from operating activities:
  Net loss                                                                 ($ 5,427)          ($ 2,650)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
    Provision for doubtful accounts, returns and price protection               504                214
    Depreciation and amortization                                               687                524
    Amortization of deferred compensation                                        18                 37
    Deferred rent                                                               (26)                 0
    (Increase) / decrease in:
      Accounts receivable                                                     1,070                592
      Other current assets                                                     (648)            (1,180)
      Other assets                                                              (10)               (78)
    Increase / (decrease) in:
      Accounts payable                                                          325               (110)
      Other accrued expenses                                                    711                540
      Deferred revenues                                                       1,383                664
      Other current liabilities                                                   6                  1
      Product development obligation                                           (229)                 0
      Long-term liabilities                                                       4                (16)
                                                                           --------           --------

      Net cash used by operating activities                                  (1,632)            (1,462)
                                                                           --------           --------

Cash flows from investing activities:
  Purchase of property and equipment                                           (756)              (210)
  Purchase of marketable securities                                         (14,211)           (27,293)
  Sale of marketable securities                                              14,150             21,545
  Marketable securities at maturity                                             998              3,500

                                                                           --------           --------
      Net cash (used) provided by investing activities                          181             (2,458)
                                                                           --------           --------

Cash flows from financing activities:
  Proceeds from the sale of stock, net                                           14                316

                                                                           --------           --------
      Net cash provided by financing activities                                  14                316
                                                                           --------           --------

Effect of exchange rate changes on cash                                         456                146
                                                                           --------           --------

      Net decrease in cash                                                     (981)            (3,458)

Cash and cash equivalents, beginning of period                               13,374             10,784
                                                                           --------           --------

Cash and cash equivalents, end of period                                   $ 12,393           $  7,326
                                                                           ========           ========



The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Three Months Ended                    Six Months Ended
                                                                             June 30,                           June 30,
                                                                    -------------------------           -------------------------
                                                                     1997              1998              1997              1998
                                                                    -------           -------           -------           -------
Net Loss                                                            $(2,251)          $  (536)          $(5,427)          $(2,650)

Income/(loss) from foreign currency translation, net of tax              11              (112)             (137)               65
                                                                    -------           -------           -------           -------
Comprehensive Loss                                                  $(2,240)          $  (648)          $(5,564)          $(2,585)
                                                                    =======           =======           =======           =======


The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by ISOCOR (the "Company"), pursuant to the regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position at June 30, 1998, the consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1998, and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1998. These interim statements do not include all of the disclosures required by generally accepted accounting principles for annual statements.

The statements of operations and cash flows for the 1998 interim periods are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as of December 31, 1997, as filed with the Securities and Exchange Commission.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company's accounts receivable are derived from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any unusual credit-related losses. At December 31, 1997 and June 30, 1998, United States, Ireland and Other Europe represented 53%, 34% and 13%, and 43%, 38% and 19%, respectively, of the Company's net accounts receivable. At December 31, 1997 and June 30, 1998, the Company held balances in U.S. banks of approximately $1,486,000 and $1,093,000 respectively, which exceeded federally insured limits. Cash equivalents are managed by major investment firms in accordance with the Company's investment policy.

Comprehensive income

In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." ("SFAS No. 130") This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

Revenue recognition

In January 1998, the Company adopted the AICPA Accounting Standards Executive Committee Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4. SOP 97-2, as amended, supercedes the previous software revenue recognition standard, SOP 91-1. The Company generally recognizes product revenues when all the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determinable, and (4) collectibility is probable. The Company recognizes service revenues from customer support and maintenance fees ratably over the term of the service period, which is typically 12 months. Payments for maintenance fees are generally made in advance. The Company generally recognizes service revenues from custom engineering which is contracted for and priced separately from the software license fees, as specific milestones are met in the respective agreements. Where custom engineering is essential to the functionality of the software, the Company does not recognize revenue on the underlying software until

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


the requirements of the specific development arrangement are satisfied. Deferred revenues represent the difference between amounts invoiced and amounts recognized as revenues under software development and maintenance agreements. The Company recognizes service revenues from training activities as the services are provided.

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

2.    MARKETABLE SECURITIES

The Company held the following positions as of December 31, 1997 and June 30, 1998 (dollars in thousands):

                                December 31, 1997     June 30, 1998
                                -----------------     -------------
Corporate notes ................     $ 8,182          $11,427
U.S. Government obligations ....       1,495              498
                                     -------          -------
                                     $ 9,677          $11,925
                                     =======          =======


3.    ACCOUNTS RECEIVABLE

Customer trade accounts receivable, net of allowances as of December 31, 1997 and June 30, 1998 (dollars in thousands):

                                                          December 31, 1997   June 30, 1998
                                                          -----------------   -------------
Accounts receivable .....................................   $ 10,563           $  9,585
Less: Allowance for doubtful accounts, returns and
price protection ........................................     (1,509)            (1,700)
                                                            --------           --------
                                                            $  9,054           $  7,885
                                                            ========           ========

4.    ACCRUED EXPENSES

Accrued expenses at December 31, 1997 and June 30, 1998 were (dollars in thousands):

                                   December 31, 1997  June 30, 1998
                                   -----------------  -------------
Salaries and related expenses          $1,197          $1,148
Royalties                                 499             434
Commissions                               464             324
Other                                   1,507           2,084
                                       ------          ------
                                       $3,667          $3,990
                                       ======          ======


                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


5.    INCOME TAXES

The sources of loss before income taxes for the three and six months ended June 30, 1997 and 1998 are as follows (dollars in thousands):

                                  Three months ended June 30,         Six months ended June 30,
                                   1997              1998              1997              1998
                                  -------           -------           -------           -------
United States                     $  (432)          $  (484)          $(1,777)          $(1,654)
Foreign                            (1,808)              (32)           (3,631)             (959)
                                  -------           -------           -------           -------
Loss before income taxes          $(2,240)          $  (516)          $(5,408)          $(2,613)
                                  =======           =======           =======           =======

On an interim basis, the Company provides for income taxes using its estimated effective tax rate for the year for foreign and domestic source income. As of June 30, 1998, there are net operating loss carryforwards which remain in foreign jurisdictions. The taxes provided relate primarily to foreign source income.

6.    PER SHARE INFORMATION

The Company adopted SFAS No. 128, "Earnings Per Share" during the year ended December 31, 1997, and has restated earnings per common share for all periods presented in accordance with the new standard. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options are excluded from the computation when their effect is antidilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three and six months ended June 30, 1997 and 1998 (in thousands).

                                            Three Months Ended June 30,         Six Months Ended June 30,
                                             1997              1998             1997              1998
                                            -------           -------           -------           -------
Numerator:
  Net loss numerator
  for basic and diluted EPS:                $(2,251)          $  (536)          $(5,427)          $(2,650)
                                            -------           -------           -------           -------

Denominator:
 Denominator for basic EPS-
  weighted average shares                     9,378             9,786             9,361             9,738
 Effect of dilutive securities:
    Stock options                                --                --                --                --
                                            -------           -------           -------           -------
Denominator for diluted EPS-
  adjusted weighted average shares
  and assumed conversions:                    9,378             9,786             9,361             9,738
                                            -------           -------           -------           -------

Common shares related to stock options that are antidilutive amounted to approximately 2,213,975 and 1,787,013 shares at June 30, 1997 and 1998, respectively.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



7.    RELATED PARTY TRANSACTIONS

Included in revenues for the three months ended June 30, 1997 and 1998 was approximately $12,000 and $42,000, respectively, relating to product sales to, and software maintenance agreements with, an affiliate of a shareholder. Revenues from this same affiliate for the six months ended June 30, 1997 and 1998 were approximately $12,000 and $192,000, respectively. Included in accounts receivable as of June 30, 1997 and 1998 was $60,000 and $292,000, respectively, relating to this affiliate. Included in operating expenses for the three months ended June 30, 1997 and 1998 was approximately $45,000 and $0, respectively, relating to consulting services provided by this affiliate. Operating expenses relating to this same affiliate for the six months ended June 30, 1997 and 1998 were $113,000 and $1,000, respectively. Included in accounts payable as of June 30, 1997 and 1998 was $114,000 and $7,000, respectively, related to these consulting services.

Revenues from a distributor who is a shareholder for the six months ended June 30, 1997 and 1998 were approximately $4,000 and $45,000, respectively. In the three months ended June 30, 1997 and 1998 there were no such revenues from this same distributor.


8.    SUBSEQUENT EVENTS

On July 15, 1998, the Company acquired a 60% interest in System Wizards S.p.A., a distributor of the Company's products in Italy. The Company expects to account for such transaction as a purchase which will be reflected in financial statements for periods following the date of such acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained in this Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could affect results include timely development, introduction and acceptance of new products in evolving markets, the impact of competitive announcements and products, the Company's ability to increase revenues, the rate of growth of the markets in which the Company competes, the specific timing of customer purchases of the Company's products, the effect of the Year 2000 issue on the Company's software products, internal IT systems, vendors and customers, acquisition activities, the impact of changes in accounting standards, the effect and rate of change in standards and platforms for messaging products, as well as the risk factors listed from time to time in the Company's US Securities and Exchange Commission (SEC) reports, including but not limited to the report on Form 10-K for the year ended December 31, 1997, and/or Form 10-Q for the quarters ended in 1998, copies of which are available from ISOCOR's Investor Relations Department. The Company assumes no obligation to update the forward-looking statements contained herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

           Revenues. Total revenues were $6,052,000 and $5,355,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase in 1998 of 13% over the same period one year ago. Revenues from domestic sources accounted for approximately 34% and 38% of total revenues in the three months ended June 30, 1998 and 1997, respectively, while the Company's international revenues accounted for 66% and 62%, respectively, of the Company's total revenues in the same periods.

           Product revenues were $4,210,000 and $3,796,000 for the three months ended June 30, 1998 and 1997, respectively. The 11% increase from 1997 to 1998 was mainly due to increased average prices of the Company's products driven by the increased demand for software solutions as a result of the increased business usage of the Internet, partially offset by decreased volumes of the Company's products related to a continuing shift in market demand away from the Company's older non-Internet related product lines. ISOCOR's Internet Messaging product line consists primarily of the N-PLEX products, including gateways associated with N-PLEX Hub implementations, and accounted for $2.5 million or 59% of total product revenues in the three months ended June 30, 1998, up from the three months ended June 30, 1997 level of $2.0 million or 53% of total product revenues. Directory revenues accounted for $645,000 or 15% of total product revenues in the three months ended June 30, 1998, up from the three months ended June 30, 1997 level of $336,000 or 9% of total product revenues. The remainder of total product revenues in the three months ended June 30, 1998 and 1997 relate primarily to ISOCOR's older non-Internet related product lines.

           Service revenues were $1,842,000 and $1,559,000 for the three months ended June 30, 1998 and 1997, respectively. The 18% increase from 1997 to 1998 resulted primarily from increased levels of software support and update, training and installation, and custom engineering revenues.

           Cost of Revenues. Cost of product revenues consists primarily of costs of media duplication, manuals and packaging materials, third party royalties relating to licensed technology and hardware purchased from third party vendors. The increase in cost of product revenues from $505,000 to $692,000 in the three months ended June 30, 1997 to the three months ended June 30, 1998, respectively, resulted primarily from increased materials costs.

           Cost of service revenues consists primarily of personnel-related costs of providing software support and update, training and installation, and custom engineering services. The increase in cost of service revenues between the three months ended June 30, 1998 from the three months ended June 30,

1997 resulted primarily from increased personnel related costs associated with supporting a higher level of service revenues.

           Gross Profit. Gross profit was $4,426,000 and $4,135,000 for the three months ended June 30, 1998 and 1997, respectively, representing 73% and 77% of revenues for those same periods, respectively.

           Gross profit from product sales was $3,518,000 and $3,291,000 for the three months ended June 30, 1998 and 1997, respectively. This represents 83.6% and 86.7% of product sales for the three months ended June 30, 1998 and 1997, respectively.

           Gross profit from services was $908,000 and $844,000 for the three months ended June 30, 1998 and 1997, respectively, representing 49.3% and 54.1% of services revenues for those same periods, respectively. The decrease in gross profit percentage between the periods was primarily driven by increased levels of personnel, and thus associated costs, required to provide these services.

           Engineering. Engineering expenses were $1,475,000 and $2,216,000 for the three months ended June 30, 1998 and 1997, respectively, representing 24.4% and 41.4% of revenues for those same periods, respectively. The absolute decrease in engineering expenses resulted principally from decreased personnel and related expenses, which is further affected on a percentage basis by the higher revenue in the three months ended June 30, 1998.

           Sales and Marketing. Sales and marketing expenses were $3,012,000 and $3,801,000 for the three months ended June 30, 1998 and 1997, respectively, representing 49.8% and 71.0% of revenues for those same periods, respectively. The majority of the absolute decrease is related to reduced sales expenses, particularly in Europe, with a minor reduction related to marketing expenses. This is further affected on a percentage basis by the higher revenue in the three months ended June 30, 1998.

           Administration. Administration expenses were $801,000 and $749,000 for the three months ended June 30, 1998 and 1997, respectively, representing 13.2% and 14.0% of revenues for those same periods, respectively. The decrease in the percentage is primarily driven by the higher revenue in the three months ended June 30, 1998

           Agency Grants. Agency grants have been received under an incentive program designed to induce organizations to locate and conduct business in Ireland. The Industrial Development Authority of Ireland makes grants that are based predominately upon the number of new jobs created by the Company there. The Company has decreased its level of employment in Ireland in the latter part of 1997 and therefore did not earn any agency grants in Ireland during the three months ended June 30, 1998. The Company is committed to retaining a significant and continuing presence in Ireland, however the amount of grants in any given period will vary based upon the number of jobs created and the timing of receipt of grant aid payments and will continue to fluctuate on a quarterly basis.
The Economic and Technological Finance Authority - Berlin makes grants to promote research and development in small and medium-sized German-owned companies located in Berlin. The grants are paid quarterly based upon actual development costs, including salaries, and depend upon the work being carried out in Berlin. As of August 31, 1997, the Company is no longer eligible to receive these grants in Germany.

           Income from currency fluctuations. Income from currency fluctuations was $86,000 and $72,000 for the three months ending June 30, 1998 and 1997, respectively. The minor fluctuation during these periods resulted principally from changes in foreign currency exchange rates.

           Interest income. Interest income was $260,000 for the three months June 30, 1998 as compared with $306,000 in the same period in 1997. The decrease is primarily related to decreased levels of cash, cash equivalents and marketable securities during the three months ended June 30, 1998 as compared to the same period in 1997.

           Provision for Income Taxes. The income tax provision was $20,000 and $11,000 for the three months ended June 30, 1998 and 1997, respectively, on pre-tax losses of $516,000 and $2,240,000 for the three months ended June 30, 1998 and 1997, respectively which resulted from taxes on the Company's foreign operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

           Revenues. Total revenues were $11,098,000 and $9,189,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase in 1998 of 21% over the same period one year ago. Revenues from domestic sources accounted for approximately 34% and 28% of total revenues in the six months ended June 30, 1998 and 1997, respectively, while the Company's international revenues accounted for 66% and 72%, respectively, of the Company's total revenues in the same periods.

           Product revenues were $7,495,000 and $6,391,000 for the six months ended June 30, 1998 and 1997, respectively. The 17.3% increase from 1997 to 1998 was mainly due to increased average prices of the Company's products driven by the increased demand for software solutions as a result of the increased business usage of the Internet, partially offset by decreased volumes of the Company's products related to a continuing shift in market demand away from the Company's older non-Internet related product lines. ISOCOR's Internet Messaging product line consists primarily of the N-PLEX products, including gateways associated with N-PLEX Hub implementations, and accounted for $3.7 million or 50% of total product revenues in the six months ended June 30, 1998, up from the six months ended June 30, 1997 level of $2.6 million or 41% of total product revenues. Directory revenues accounted for $1.1 million or 15% of total product revenues in the six months ended June 30, 1998, up from the six months ended June 30, 1997 level of $607,000, or 10% of product revenues. The remainder of total product revenues in the six months ended June 30, 1998 and 1997 relate primarily to ISOCOR's older non-Internet related product lines.

           Service revenues were $3,603,000 and $2,798,000 for the six months ended June 30, 1998 and 1997, respectively. The 29% increase from 1997 to 1998 resulted primarily from increased revenues from custom engineering, and to a lesser extent from software support and update services and training and installation services.

           Cost of Revenues. Cost of product revenues consists primarily of costs of media duplication, manuals and packaging materials, and third party royalties relating to licensed technology and hardware purchased from third party vendors. The increase in cost of product revenues from $935,000 to $1,237,000 in the six months ended June 30, 1997 to June 30, 1998, respectively, resulted primarily from increased materials costs and royalties paid to third party vendors.

           Cost of service revenues consists primarily of personnel-related costs of providing software support and update, training and installation, and custom engineering services. The increase in cost of service revenues between the six months ended June 30, 1998 from the six months ended June 30, 1997 resulted primarily from increased personnel and related costs associated with supporting a higher level of service revenues.

           Gross Profit. Gross profit was $8,007,000 and $6,981,000 for the six months ended June 30, 1998 and 1997, respectively, representing 72% and 76% of revenues for those same periods, respectively.

           Gross profit from product sales was $6,258,000 and $5,456,000 for the six months ended June 30, 1998 and 1997, respectively, representing 83.5% and 85.3% of product sales for the six months ended June 30, 1998 and 1997, respectively.

           Gross profit from services was $1,749,000 and $1,525,000 for the six months ended June 30, 1998 and 1997, respectively, representing 48.5% and 54.5% of services revenues for those same periods, respectively. The decrease in gross profit percentage between the periods was primarily driven by increased levels of personnel required to provide these services.

           Engineering. Engineering expenses were $2,930,000 and $4,227,000 for the six months ended June 30, 1998 and 1997, respectively, representing 26.4% and 46.0% of revenues for those same periods, respectively. The absolute decrease in engineering expenses resulted principally from decreased personnel and related expenses, which is further affected on a percentage basis by the higher revenue in the six months ended June 30, 1998.

           Sales and Marketing. Sales and marketing expenses were $6,572,000 and $7,389,000 for the six months ended June 30, 1998 and 1997, respectively, representing 59.2% and 80.4% of revenues for those same periods, respectively. The decrease in sales and marketing expenses resulted principally from reduced sales expenses, particularly in Europe and to a lesser extent from marketing program expense reductions. The decrease in sales and marketing expenses as a percentage of revenues is also affected by the higher revenue in the six months ended June 30, 1998.

           Administration. Administration expenses were $1,612,000 and $1,567,000 for the six months ended June 30, 1998 and 1997, respectively, representing 14.5% and 17.1% of revenues for those same periods, respectively. The decrease in the percentage is driven principally by the higher revenue in the six months ended June 30, 1998.

           Agency Grants. Agency grants have been received from two sources. Under an incentive program designed to induce organizations to locate and conduct business in Ireland, the Industrial Development Authority of Ireland makes grants that are based predominately upon the number of new jobs created by the Company there. The amount of grants in any given period will therefore vary based upon the number of jobs created and the timing of receipt of grant aid payments and will continue to fluctuate on a quarterly basis. The Economic and Technological Finance Authority - Berlin makes grants to promote research and development in small and medium-sized German-owned companies located in Berlin. The grants are paid quarterly based upon actual development costs, including salaries, and depend upon the work being carried out in Berlin. As of August 31, 1997, the Company is no longer eligible to receive these grants in Germany.

           Income (loss) from currency fluctuations. Income (loss) from currency fluctuations was $(77,000) and $109,000 for the six months ended June 30, 1998 and 1997, respectively. The fluctuation during these periods resulted principally from changes in foreign currency exchange rates.

           Interest income. Interest income was $571,000 for the six months ended June 30, 1998 as compared with $616,000 in the same period in 1997. The decrease is primarily related to decreased levels of cash, cash equivalents and marketable securities during the six months ended June 30, 1998 as compared to the same period in 1997.

           Provision for Income Taxes. The income tax provision was $37,000 and $19,000 for the six months ended June 30, 1998 and 1997, respectively, on pre-tax losses of $2,613,000 and $5,408,000, respectively which resulted from taxes on the Company's foreign operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash usage from operating activities of $1,462,000 and $1,632,000 for the six months ended June 30, 1998 and 1997, respectively, decreased period over period by $170,000 The primary reason for the decreased cash usage between the two periods is due to increased cash flow of $2,324,000 resulting from the decreased net loss (net of adjustments due to depreciation and amortization and the provision for doubtful accounts, returns and price protection), primarily offset by decreased net cash flows from accounts receivable of $478,000, accounts payable of $435,000 and deferred revenues of $719,000

As of June 30, 1998, total accounts receivable, net was $8,177,000 versus $9,100,000 at December 31, 1997. The Company typically generates a large percentage of its quarterly revenue during the last few weeks of the quarter. Certain portions of the Company's larger sales have extended payment terms, thus slowing the cash flow cycle, and the Company expects that future large sales will follow the same pattern. The Company does not believe these payment terms are likely to have a material adverse effect on the collectibility of the related receivables. Cash flow from operations can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

As of June 30, 1998, the Company had a balance of $7,326,000 in cash and cash equivalents, and a balance of $11,925,000 in marketable securities. The Company believes that these existing capital resources will be adequate to finance the Company's operations and capital expenditures through at least the end of 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

           Not Applicable

PART II Other Information

Item 2. - Changes in Securities and Use of Proceeds

In connection with its initial public offering in 1996, the Company filed a Registration Statement on Form S-1, SEC File No. 333-606 (the "Registration Statement"), which was declared effective by the Commission on June 13, 1996. The Company registered 2,300,000 shares of its Common Stock, $0.001 par value per share. The offering commenced on June 14, 1996 and did not terminate until all of the registered shares had been sold. The aggregate offering price of the registered shares was $20,700,000. The managing underwriters of the offering were Hambrecht & Quist and Furman Selz LLP.

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

The net offering proceeds to the Company after deducting the total expenses above were approximately $18,300,000. From June 14, 1996 to June 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

          Purchase and installment of machinery and equipment                      $2,524,000
          Working Capital                                                          10,305,000
          Investment in short-term, interest-bearing obligations                    3,210,000
          Repayment of short-term liabilities                                       1,368,000
          Application to short-term assets                                            893,000
                                                                                 ------------
                     Total                                                        $18,300,000

Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

Item 4. - Submission of Matters to a Vote of Security Holders

         The Company submitted a definitive proxy statement to its shareholders of record as of March 27, 1998 for purposes of its Annual Meeting of Shareholders, which was subsequently held on May 13, 1998. The matters voted on and the results of such voting were as follows:

           A. Election of Janine M. Bushman, Dennis Cagan, Andrew De Mari, Paul Gigg, Alexandra Giurgiu and G. Bradford Jones as directors of the Company each to serve for a one-year term:

                                                                                                           BROKER
  NOMINEE                     FOR             AGAINST          WITHHELD              ABSTAIN             NON-VOTES
  -------                     ---             -------          --------              -------             ---------
  Janine M. Bushman         6,951,914          49,731                0                    0                     0
  Dennis Cagan              6,876,094         125,551                0                    0                     0
  Andrew De Mari            6,951,443          50,202                0                    0                     0
  Paul Gigg                 6,951,914          49,731                0                    0                     0
  Alexandra Giurgiu         6,951,443          50,202                0                    0                     0
  G. Bradford Jones         6,951,914          49,731                0                    0                     0


           B. Authorization of amendments to the Company's 1992 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 350,000 shares to an aggregate of 2,950,000 shares:

                                                                                                         BROKER
                     FOR                 AGAINST              WITHHELD              ABSTAIN             NON-VOTES
                     ---                 -------              --------              -------             ---------
                  6,368,520              235,917                     0              397,208              357,483


           C. Ratification of the appointment of Coopers & Lybrand L.L.P. as the independent auditors for the Company for the fiscal year ending December 31, 1998:

                                                                                                         BROKER
                   FOR                 AGAINST               WITHHELD             ABSTAIN               NON-VOTES
                   ---                 -------               --------             -------               ---------
                6,947,645               23,500                     0               30,500                     0


           9,645,122 shares of the Company's Common Stock were outstanding as of the record date.

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

                                             ISOCOR


Date: August 14, 1998                   By: /s/ JANINE M. BUSHMAN
                                           ---------------------------------
                                        Janine M. Bushman, Vice President,
                                        Finance and Administration, and Chief
                                        Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number                 Exhibits                                            Page
------                 --------                                            ----
27.1       Financial Data Schedule..........................................21
