Form 10-Q
period 1998-09-30
ISOCOR
filed 1998-11-16
CIK 879283

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                 Yes [X] No [ ]

            9,822,225 Shares of Common Stock of the Registrant were outstanding as of September 30, 1998

                                     ISOCOR

                               INDEX TO FORM 10-Q

                                                                                                    Page
                                                                                                    ----
Part I   Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheets at December 31, 1997
         and September 30, 1998...................................................................... 3

         Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1998........................................................... 4

         Consolidated Statements of Cash Flows for the  nine
         months ended September 30, 1997 and 1998.................................................... 5

         Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 1997 and 1998.................................................... 6

         Notes to Consolidated Financial Statements.................................................. 7

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................................. 11

Part II. Other Information

     Item 2. Changes in Securities and Use of Proceeds...............................................18

     Item 6. Exhibits and Reports on Form 8-K....................................................... 19

Signature........................................................................................... 20

                                     ISOCOR
                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                     December 31,    September 30,
                                                                        1997             1998
                                                                      --------         --------
                                                                                      (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                           $ 10,784         $  8,834
  Marketable securities                                                  9,677            8,396
  Trade accounts receivable
      Customer, net                                                      9,054           11,461
      Related party                                                         46               54
  Other current assets                                                   1,993            3,475
                                                                      --------         --------

           Total current assets                                         31,554           32,220

Property and equipment, net                                              2,405            2,351
Other assets                                                               264            1,167
                                                                      --------         --------
           Total assets                                               $ 34,223         $ 35,738
                                                                      ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $    839         $  1,606
  Accrued expenses                                                       3,667            4,744
  Deferred revenues                                                      3,678            6,415
  Other current liabilities                                                222            1,496
                                                                      --------         --------
          Total current liabilities                                      8,406           14,261

  Other long-term liabilities                                              133              222
                                                                      --------         --------
          Total liabilities                                              8,539           14,483

Commitments and contingencies

Shareholders' equity:
  Preferred stock, undesignated, authorized 2,000,000 shares,               --               --
     none issued or outstanding
  Common stock, authorized 50,000,000 shares,
     issued and outstanding 9,551,931 and  9,822,225 shares at
     December 31, 1997 and September 30, 1998, respectively             39,359           39,638
  Notes receivable from shareholders                                       (56)             (15)
  Accumulated deficit                                                  (13,584)         (18,062)
  Deferred compensation                                                   (130)             (75)
  Cumulative foreign currency translation adjustment                        95             (231)
                                                                      --------         --------
    Total shareholders' equity                                          25,684           21,255
                                                                      --------         --------
      Total liabilities and shareholders' equity                      $ 34,223         $ 35,738
                                                                      ========         ========

        The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three Months Ended               Nine Months Ended
                                                        September 30,                    September 30,
                                                 -------------------------         -------------------------
                                                   1997             1998             1997             1998
                                                 --------         --------         --------         --------
                                                                         (Unaudited)
Revenues:

  Products:
    Customer                                     $  4,464         $  2,496         $ 10,851         $  9,858
    Related parties                                    91               28               95              161

  Services:
    Customer                                        1,618            2,725            4,404            6,269
    Related parties                                    14               11               26               70
                                                 --------         --------         --------         --------

         Total revenues                             6,187            5,260           15,376           16,358

Cost of revenues:

  Products                                            808              509            1,743            1,746
  Services                                            753            1,518            2,026            3,372
                                                 --------         --------         --------         --------

         Total cost of revenues                     1,561            2,027            3,769            5,118
                                                 --------         --------         --------         --------

Gross profit                                        4,626            3,233           11,607           11,240
                                                 --------         --------         --------         --------

Operating expenses:

  Engineering                                       2,017            1,309            6,244            4,238
  Sales and marketing                               3,168            3,388           10,556            9,960
  Administration                                      714              859            2,282            2,472
  Agency grants                                         0                0              (69)               0
                                                 --------         --------         --------         --------
         Total operating expenses                   5,899            5,556           19,013           16,670
                                                 --------         --------         --------         --------

Loss from operations                               (1,273)          (2,323)          (7,406)          (5,430)
 (Income) loss from currency fluctuations              23             (378)             (93)            (301)
 Interest income                                     (285)            (212)            (893)            (784)
                                                 --------         --------         --------         --------

    Loss before income taxes                       (1,011)          (1,733)          (6,420)          (4,345)
Provision for income taxes                              3               77               22              114
                                                 --------         --------         --------         --------

    Loss before minority interest                  (1,014)          (1,810)          (6,442)          (4,459)
Minority interest                                       0               19                0               19
                                                 --------         --------         --------         --------

Net Loss                                         $( 1,014)        $( 1,829)        $( 6,442)        $( 4,478)
                                                 ========         ========         ========         ========

Net loss per share, basic and dilutive           $  (0.11)        $  (0.19)        $  (0.69)        $  (0.46)
                                                 ========         ========         ========         ========
Weighted average shares outstanding                 9,429            9,819            9,405            9,767
                                                 ========         ========         ========         ========



        The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                             Nine Months Ended
                                                                                September 30
                                                                         -------------------------
                                                                           1997             1998
                                                                         --------         --------
                                                                               (Unaudited)
Cash flows from operating activities:
  Net loss                                                               $( 6,442)        $( 4,478)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
    Provision for doubtful accounts, returns and price protection             457              569
    Depreciation and amortization                                           1,018              840
    Amortization of deferred compensation                                      56               56
    Deferred rent                                                             (26)               0
    (Increase) / decrease in:
      Accounts receivable                                                   1,045             (998)
      Other current assets                                                   (388)            (702)
      Other assets                                                            (10)            (116)
    Increase / (decrease) in:
      Accounts payable                                                         11              233
      Other accrued expenses                                                  (92)             417
      Deferred revenues                                                       843            2,164
      Other current liabilities                                              (221)             120
      Product development obligation                                         (304)               0
      Long-term liabilities                                                    (7)             183
                                                                         --------         --------

      Net cash used by operating activities                                (4,060)          (1,712)
                                                                         --------         --------

Cash flows from investing activities:
  Cash paid for acquisition, net of cash required                               0             (917)
  Purchase of property and equipment                                         (859)            (413)
  Purchase of marketable securities                                       (17,101)         (30,209)
  Sale of marketable securities                                            17,150           27,491
  Marketable securities at maturity                                           997            3,999
                                                                         --------         --------
      Net cash (used)/provided by investing activities                        187              (49)
                                                                         --------         --------

Cash flows from financing activities:
  Proceeds from the sale of stock                                             211              321

                                                                         --------         --------
      Net cash provided by financing activities                               211              321
                                                                         --------         --------

Effect of exchange rate changes on cash                                       610             (510)
                                                                         --------         --------

      Net decrease in cash                                                 (3,052)          (1,950)

Cash and cash equivalents, beginning of period                             13,374           10,784
                                                                         --------         --------

Cash and cash equivalents, end of period                                 $ 10,322         $  8,834
                                                                         ========         ========



        The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
                                                                  -----------------------         -----------------------
                                                                   1997            1998            1997            1998
                                                                  -------         -------         -------         -------
                                                                                        (Unaudited)
Net Loss                                                          $(1,014)        $(1,829)        $(6,442)        $(4,478)

Income/(loss) from foreign currency translation net of tax             40            (391)            (97)           (326)
                                                                  -------         -------         -------         -------
Comprehensive Loss                                                $  (974)        $(2,220)        $(6,539)        $(4,804)
                                                                  =======         =======         =======         =======



        The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by ISOCOR (the "Company"), pursuant to the regulations of the U.S. Securities and Exchange Commission, but are not audited. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position at September 30, 1998, the consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1998, and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1998. These interim statements do not include all of the disclosures required by generally accepted accounting principles for annual statements.

The statements of operations and cash flows for the 1998 interim periods are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as of December 31, 1997, as filed with the Securities and Exchange Commission.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company's accounts receivable are derived from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any unusual credit-related losses. At December 31, 1997 and September 30, 1998, United States, Ireland and Other Europe represented 53%, 34% and 13%, and 40%, 20% and 40%, respectively, of the Company's net accounts receivable. At December 31, 1997 and September 30, 1998, the Company held balances in U.S. banks of approximately $1,486,000 and $1,290,000, respectively, which exceeded federally insured limits. Cash equivalents are managed by major investment firms in accordance with the Company's investment policy.

Comprehensive income

In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

Revenue recognition

In January 1998, the Company adopted the AICPA Accounting Standards Executive Committee Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4. SOP 97-2, as amended, supercedes the previous software revenue recognition standard, SOP 91-1. For software contracts not requiring modification, the Company generally recognizes product revenue when all the following criteria are met: (1) persuasive evidence of an arrangement exists,
(2) delivery has occurred, (3) the vendor's fee is fixed or determinable, and
(4) collectibility is probable. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using contract accounting. Deferred revenues represent the difference between

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


amounts invoiced and amounts recognized as revenues under software development and maintenance agreements. The Company recognizes service revenues from customer support and maintenance fees ratably over the term of the service period, which is typically 12 months. Payments for maintenance fees are generally made in advance. The Company recognizes service revenues from training activities as the services are provided.

Segment reporting

The Company completed a review and assessed the impact of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." ("SFAS No. 131") The Company operates in a single reportable segment, the development, marketing and support of electronic messaging and directory infrastructure software. The Company's operations consist of engineering, sales and marketing, administration and support in both the United States and Europe. SFAS No. 131 will be adopted and all related disclosures will be made beginning with the Company's financial statements for the year ending December 31, 1998 and in interim financial reports issued to shareholders in the year following the year of adoption.

2.    ACQUISITION

On July 15, 1998, the Company acquired a 60 percent interest in System Wizards S.p.A., which is primarily a services company, which distributes the Company's products in Italy for $945,000 in cash. The Company accounted for this transaction as a purchase and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon the fair value. The $855,000 paid in excess of the net assets acquired is being amortized using the straight line method over an estimated life of five years and is included in Other Assets in the accompanying Consolidated Balance Sheet as of September 30, 1998. The Company is required to purchase the remaining 40% of System Wizards within the period of January 1, 2000 and December 31, 2001. The results of operations for this investment have been included in the Consolidated Statements of Operations for the period subsequent to the acquisition.


3.   MARKETABLE SECURITIES

The Company held the following positions as of December 31, 1997 and September 30, 1998 (dollars in thousands):

                                                    December 31,        September 30,
                                                       1997                1998
                                                    ------------        -------------
                                                                         (Unaudited)
Corporate notes ........................              $8,182              $8,396
U.S. Government obligations ............               1,495                   0
                                                      ------              ------
                                                      $9,677              $8,396
                                                      ======              ======

4.   ACCOUNTS RECEIVABLE

Customer trade accounts receivable, net of allowances as of December 31, 1997 and September 30, 1998 were as follows (dollars in thousands):

                                                                December 31,      September 30,
                                                                   1997               1998
                                                                ------------      -------------
                                                                                  (Unaudited)
Accounts receivable ...................................          $ 10,563           $ 13,586
Less: Allowance for doubtful accounts, returns and
   price protection ...................................            (1,509)            (2,125)
                                                                 --------           --------
                                                                 $  9,054           $ 11,461
                                                                 ========           ========

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


5.   ACCRUED EXPENSES

Accrued expenses at December 31, 1997 and September 30, 1998 were (dollars in thousands):

                                                    December 31,        September 30,
                                                       1997                1998
                                                    ------------        -------------
                                                                         (Unaudited)
Salaries and related expenses ..........              $1,197              $1,807
Royalties ..............................                 499                 402
Commissions ............................                 464                 342
Other ..................................               1,507               2,193
                                                      ------              ------
                                                      $3,667              $4,744
                                                      ======              ======

6.   INCOME TAXES

The sources of income/(loss) before income taxes for the three and nine months ended September 30, 1997 and 1998 are as follows (dollars in thousands):

                                        Three months ended               Nine months ended
                                            September 30,                  September 30,
                                      -----------------------         -----------------------
                                        1997            1998            1997            1998
                                      -------         -------         -------         -------
United States ................        $   (48)        $(1,807)        $(1,891)        $(3,461)
Foreign ......................           (963)             74          (4,529)           (884)
                                      -------         -------         -------         -------
Loss before income taxes
and minority interest ........        $(1,011)        $(1,733)        $(6,420)        $(4,345)
                                      =======         =======         =======         =======

On an interim basis, the Company provides for income taxes using its estimated effective tax rate for the year for foreign and domestic source income. As of September 30, 1998, there are net operating loss carryforwards which remain in certain foreign jurisdictions. The taxes provided relate primarily to certain foreign source income.

7.   PER SHARE INFORMATION

The Company adopted SFAS No. 128, "Earnings Per Share" during the year ended December 31, 1997, and has restated earnings per common share for all prior periods presented in accordance with the new standard. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options are excluded from the computation when their effect is antidilutive.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three and nine months ended September 30, 1997 and 1998 (in thousands).

                                             Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
                                          -----------------------         -----------------------
                                            1997            1998            1997            1998
                                          -------         -------         -------         -------
Numerator:
  Net loss numerator
  for basic and diluted EPS:              $(1,014)        $(1,829)        $(6,442)        $(4,478)
                                          -------         -------         -------         -------

Denominator:
 Denominator for basic EPS-
  weighted average shares                   9,429           9,819           9,405           9,767
 Effect of dilutive securities:
    Stock options                              --              --              --              --
                                          -------         -------         -------         -------
Denominator for diluted EPS-
  adjusted weighted average shares
  and assumed conversions:                  9,429           9,819           9,405           9,767
                                          -------         -------         -------         -------

Common shares related to stock options that are antidilutive amounted to approximately 2,113,936 and 2,369,331 shares at September 30, 1997 and 1998, respectively.

8.   RELATED PARTY TRANSACTIONS

Included in revenues for the three months ended September 30, 1997 and 1998 was approximately $14,000 and $39,000, respectively, relating to product sales to, and software maintenance agreements with, an affiliate of a shareholder. Revenues from this same affiliate for the nine months ended September 30, 1997 and 1998 were approximately $26,000 and $231,000, respectively. Included in accounts receivable as of December 31, 1997 and September 30, 1998 was $46,000 and $54,000, respectively, relating to this affiliate. Included in operating expenses for the three months ended September 30, 1997 and 1998 was approximately $22,000 and $0, respectively, relating to consulting services provided by this affiliate. Operating expenses relating to this same affiliate for the nine months ended September 30, 1997 and 1998 were $135,000 and $1,000, respectively. Included in accounts payable as of December 31, 1997 and September 30, 1998 was $96,000 and $0, respectively, related to these consulting services.

Revenues from a distributor that is a shareholder for the nine months ended September 30, 1997 and 1998 were approximately $94,000 and $45,000, respectively. In the three months ended September 30, 1997 and 1998, there were no such revenues from this same distributor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained in this Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could affect results include the mix of business between products and services; the type and size of customers doing business with the Company, their product and services requirements and the impact of the timing of revenues relative to expenses; the ability of the Company to realize revenues from orders booked in prior periods; timely development, introduction and acceptance of new products in evolving markets; the impact of competitive announcements and products; the Company's ability to increase revenues; the rate of growth of the markets in which the Company competes; acquisition activities and the ability to integrate acquired businesses successfully; the impact of changes in accounting standards; the effect and rate of change in standards and platforms for messaging products; the risks associated with the Year 2000 issue on the Company's software products, internal IT systems, vendors and customers, as well as the risk factors listed from time to time in the Company's US Securities and Exchange Commission (SEC) reports, including but not limited to the report on Form 10-K for the year ended December 31, 1997, and/or Form 10-Q for the quarters ended in 1998, copies of which are available from ISOCOR's Investor Relations Department or through the Electronic Data Gathering, Analysis and Retrieval system (EDGAR) at www.sec.gov. The Company assumes no obligation to update the forward-looking statements contained herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenues. Total revenues were $5,260,000 and $6,187,000 for the three months ended September 30, 1998 and 1997, respectively, representing a decrease in 1998 of 15% over the same period one year ago.

         The Company's volume of orders for the three months ended September 30, 1998 was approximately $9 million, and at September 30, 1998 the Company had a backlog of orders of approximately $4 million. The backlog is expected to flow into revenues throughout 1999 and into early 2000 subject to satisfying the requirements of the contracts. This compares to a backlog of orders at September 30, 1997 of less than $500,000. The Company's worldwide business is evolving to include more customers who are implementing larger-scale software systems. These systems take more time to design, configure and implement. This evolution has a delaying impact on the speed at which the Company recognizes its revenues, such that the larger projects will be recognized as revenue over several quarters. This trend is currently more pronounced in the Company's U.S. customers, than elsewhere in the world.

         Revenues from domestic sources accounted for approximately 12% and 29% of total revenues in the three months ended September 30, 1998 and 1997, respectively, while the Company's international revenues accounted for 88% and 71%, respectively, of the Company's total revenues in the same periods.

         Product revenues were $2,524,000 and $4,555,000 for the three months ended September 30, 1998 and 1997, respectively. The decrease was primarily attributable to decreased volumes of products licensed. ISOCOR's Internet Messaging product line consists primarily of the N-PLEX products, including gateways associated with N-PLEX Hub implementations, and accounted for $1.2 million or 48% of total product revenues in the three months ended September 30, 1998, down on a dollar basis from the three months ended September 30, 1997 level of $1.9 million or 42% of total product revenues. Directory revenues accounted for $379,000 or 15% of total product revenues in the three months ended September 30, 1998, down from the three months ended September 30, 1997 level of $577,000 or 13% of total product revenues. The remainder of total product revenues in the three months ended September 30, 1998 and 1997 relate primarily to ISOCOR's older non-Internet related product lines.

         Service revenues were $2,736,000 and $1,632,000 for the three months ended September 30, 1998 and 1997, respectively. The 68% increase from 1997 to 1998 resulted primarily from the inclusion in the three month period ended September 30, 1998 of $526,000 of service revenues attributable to the Company's recent acquisition of a 60% interest in System Wizards S.p.A., as well as increased levels of software support and update and custom engineering revenues.

         Cost of Revenues. Cost of product revenues consists primarily of costs of media duplication, manuals and packaging materials, personnel and facility costs associated with the assembly operation, third party royalties relating to licensed technology and hardware purchased from third party vendors. The decrease in cost of product revenues to $509,000 in the three months ended September 30, 1998 from $808,000 in the three months ended September 30, 1997, respectively, resulted primarily from decreased third party royalties relating to decreased volumes of products sold.

         Cost of service revenues consists primarily of personnel-related costs of providing software support and update, custom engineering services and training and installation services. The increase in cost of service revenues to $1,518,000 for the three months ended September 30, 1998 from $753,000 for the three months ended September 30, 1997 resulted primarily from increased personnel-related costs associated with supporting a higher level of service revenues which, in turn, is principally attributable to the Company's recent acquisition of a 60% interest in System Wizards, S.p.A.

         Gross Profit. Gross profit was $3,233,000 and $4,626,000 for the three months ended September 30, 1998 and 1997, respectively, representing 61% and 75% of revenues for those same periods, respectively.

         Gross profit from product sales was $2,015,000 and $3,747,000 for the three months ended September 30, 1998 and 1997, respectively. This represents 79.8% and 82.3% of product sales for the three months ended September 30, 1998 and 1997, respectively. The decline in gross profit percentage is primarily due to the impact of spreading the personnel and facility costs associated with the assembly operation across a lower revenue base.

         Gross profit from services was $1,218,000 and $879,000 for the three months ended September 30, 1998 and 1997, respectively, representing 44.5% and 53.9% of services revenues for those same periods, respectively. The decrease in gross profit percentage between the periods was primarily driven by increased levels of personnel, and thus associated costs, required to provide these services, particularly attributable to the Company's recent acquisition of a 60% interest in System Wizards, S.p.A.

         Engineering. Engineering expenses were $1,309,000 and $2,017,000 for the three months ended September 30, 1998 and 1997, respectively, representing 24.9% and 32.6% of revenues for those same periods, respectively. The absolute decrease in engineering expenses and the related percentage decline resulted principally from decreased personnel and related expenses.

         Sales and Marketing. Sales and marketing expenses were $3,388,000 and $3,168,000 for the three months ended September 30, 1998 and 1997, respectively, representing 64.4% and 51.2% of revenues for those same periods, respectively. The majority of the absolute increase is attributable to the Company's recent acquisition of a 60% interest in System Wizards, S.p.A., which in conjunction with lower revenues for the three months ended September 30, 1998, represents the majority of the increase in percentage of revenues.

         Administration. Administration expenses were $859,000 and $714,000 for the three months ended September 30, 1998 and 1997, respectively, representing 16.3% and 11.5% of revenues for those same periods, respectively. The increase is primarily attributable to the increased operating expenses associated with the Company's recent acquisition of a 60% interest in System Wizards, S.p.A., which in conjunction with lower revenues for the three months ended September 30, 1998 represents the majority of the increase in percentage of revenues.

          (Income) loss from currency fluctuations. (Income) loss from currency fluctuations was $(378,000) and $23,000 for the three months ended September 30, 1998 and 1997, respectively. The major fluctuation during these periods resulted principally from changes in foreign currency exchange rates.

         Interest income. Interest income was $212,000 for the three months September 30, 1998 as compared with $285,000 in the same period in 1997. The decrease is primarily related to decreased levels of cash, cash equivalents and marketable securities during the three months ended September 30, 1998 as compared to the same period in 1997.

         Provision for Income Taxes. The income tax provision was $77,000 and $3,000 for the three months ended September 30, 1998 and 1997, respectively, on pre-tax losses of $1,733,000 and $1,011,000 for the three months ended September 30, 1998 and 1997, respectively, which resulted from taxes on the Company's foreign operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenues. Total revenues were $16,358,000 and $15,376,000 for the nine months ended September 30, 1998 and 1997, respectively, representing an increase in 1998 of 6% over the same period one year ago. Revenues from domestic sources accounted for approximately 27% and 28% of total revenues in the nine months ended September 30, 1998 and 1997, respectively, while the Company's international revenues accounted for 73% and 72%, respectively, of the Company's total revenues in the same periods.

         Product revenues were $10,019,000 and $10,946,000 for the nine months ended September 30, 1998 and 1997, respectively. The 8.5% decrease from 1997 to 1998 was mainly due to decreased volumes of the Company's products related to a continuing shift in market demand away from the Company's older non-Internet related product lines partially offset by increased average prices of the Company's Internet products driven by the increased demand for software solutions as a result of the increased business usage of the Internet. ISOCOR's Internet Messaging product line consists primarily of the N-PLEX products, including gateways associated with N-PLEX Hub implementations, and accounted for $4.9 million or 49% of total product revenues in the nine months ended September 30, 1998, up from the nine months ended September 30, 1997 level of $4.5 million or 42% of total product revenues. Directory revenues accounted for $1.5 million or 15% of total product revenues in the nine months ended September 30, 1998, up from the nine months ended September 30, 1997 level of $1.2 million, or 11% of product revenues. The remainder of total product revenues in the nine months ended September 30, 1998 and 1997 relate primarily to ISOCOR's older non-Internet related product lines.

         Service revenues were $6,339,000 and $4,430,000 for the nine months ended September 30, 1998 and 1997, respectively. The 43% increase from 1997 to 1998 resulted from the inclusion in the three month period ended September 30, 1998 of $526,000 of services revenues attributable to the Company's recent acquisition of a 60% interest in System Wizards S.p.A., as well as increased revenues from custom engineering, and to a lesser extent from software support and update services and training and installation services.

         Cost of Revenues. Cost of product revenues consists primarily of costs of media duplication, manuals and packaging materials, personnel and facility costs associated with the assembly operation, and third party royalties relating to licensed technology and hardware purchased from third party vendors. The increase in cost of product revenues to $1,746,000 from $1,743,000 in the nine months ended September 30, 1998 to September 30, 1997, respectively, resulted primarily from increased third party royalties relating to increased volumes of products sold.

         Cost of service revenues consists primarily of personnel-related costs of providing software support and update, custom engineering and training and installation services. The increase in cost of service revenues from $2,026,000 for the nine months ended September 30, 1997 to $3,372,000 for the nine months ended September 30, 1998 resulted from increased personnel and related costs associated with supporting a higher level of service revenues and includes the services cost of sales attributable to the Company's recent acquisition of a 60% interest in System Wizards, S.p.A.

         Gross Profit. Gross profit was $11,240,000 and $11,607,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 69% and 75% of revenues for those same periods, respectively.

         Gross profit from product sales was $8,273,000 and $9,203,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 82.6% and 84.1% of product sales for the nine months ended September 30, 1998 and 1997, respectively. The decline in gross profit percentage is primarily due to the impact of spreading the personnel and facility costs associated with the assembly operation across a lower revenue base.

         Gross profit from services was $2,967,000 and $2,404,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 46.8% and 54.3% of services revenues for those same periods, respectively. The decrease in gross profit percentage between the periods was primarily driven by increased levels of personnel required to provide these services, particularly attributable to the Company's recent acquisition of a 60% interest in System Wizards, S.p.A.

         Engineering. Engineering expenses were $4,238,000 and $6,244,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 25.9% and 40.6% of revenues for those same periods, respectively. The absolute decrease in engineering expenses and the related percentage decline resulted principally from decreased personnel and related expenses.

         Sales and Marketing. Sales and marketing expenses were $9,960,000 and $10,556,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 60.9% and 68.7% of revenues for those same periods, respectively. The decrease in sales and marketing expenses resulted principally from reduced sales expenses, particularly in Europe and to a lesser extent from marketing program expense reductions. The percentage decline is further affected by the higher revenues for the nine months ended September 30, 1998.

         Administration. Administration expenses were $2,472,000 and $2,282,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 15.1% and 14.8% of revenues for those same periods, respectively. The absolute increase is primarily attributable to the increased operating expenses associated with the Company's recent acquisition of a 60% interest in System Wizards, S.p.A.

         Agency Grants. Agency grants have been received from two sources. Under an incentive program designed to induce organizations to locate and conduct business in Ireland, the Industrial Development Authority of Ireland makes grants that are based predominately upon the number of new jobs created by the Company there. The amount of grants in any given period will therefore vary based upon the number of jobs created and the timing of receipt of grant aid payments and will continue to fluctuate on a quarterly basis. The Company does not expect to receive additional grants from such source in the foreseeable future. The Economic and Technological Finance Authority - Berlin makes grants to promote research and development in small and medium-sized German-owned companies located in Berlin. The grants are paid quarterly based upon actual development costs, including salaries, and depend upon the work being carried out in Berlin. As of August 31, 1997, the Company is no longer eligible to receive these grants in Germany.

          (Income) loss from currency fluctuations. (Income) loss from currency fluctuations was $(301,000) and $(93,000) for the nine months ended September 30, 1998 and 1997, respectively. The fluctuation during these periods resulted principally from changes in foreign currency exchange rates.

         Interest income. Interest income was $784,000 for the nine months ended September 30, 1998 as compared with $893,000 in the same period in 1997. The decrease is primarily related to decreased levels of cash, cash equivalents and marketable securities during the nine months ended September 30, 1998 as compared to the same period in 1997.

         Provision for Income Taxes. The income tax provision was $114,000 and $22,000 for the nine months ended September 30, 1998 and 1997, respectively, on pre-tax losses of $4,345,000 and $6,420,000, respectively, which resulted from taxes on the Company's foreign operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash usage from operating activities of $1,712,000 and $4,060,000 for the nine months ended September 30, 1998 and 1997, respectively, decreased period over period by $2,348,000. The primary reason for the decrease between the two periods is due to decreased usage of cash by operating activities of $1,898,000 resulting from the decreased net loss (net of adjustments due to depreciation and amortization and the provision for doubtful accounts, returns and price protection) and increased net cash flows from accounts payable of $222,000, other accrued expenses of $509,000 and deferred revenues of $1,321,000, primarily offset by decreased net cash flows from accounts receivable of $2,043,000.

As of September 30, 1998, total accounts receivable, net was $11,515,000 versus $9,100,000 at December 31, 1997. The Company typically generates a large percentage of its quarterly revenue during the last few weeks of the quarter. Certain portions of the Company's larger sales have extended payment terms, thus slowing the cash flow cycle, and the Company expects that future large sales will follow the same pattern. The Company does not believe these payment terms are likely to have a material adverse effect on the collectibility of the related receivables. Cash flow from operations can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

As of September 30, 1998, the Company had a balance of $8,834,000 in cash and cash equivalents, and a balance of $8,396,000 in marketable securities. The Company believes that these existing capital resources will be adequate to finance the Company's operations and capital expenditures through at least the end of 1999.

YEAR 2000 COMPLIANCE

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems and the Company's software products to process information accurately that may be date-sensitive. Any of the Company's programs or products that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company is assessing both the readiness of its internal computer systems and software, and the compliance of its software licensed to customers, for handling the year 2000.

The Company relies on a variety of internal computer systems, as well as services provided by third parties, in the operation of its business. While the Company is continuing its assessment of the impact of the year 2000 problem upon such systems, the Company does not believe that any of such systems are mission-critical to the Company's business operations such that a failure in such systems would have an immediate adverse effect on the Company's business, financial condition or results of operations. At this time, the Company believes that the majority of its systems are year 2000 compliant and is taking steps or monitoring the actions of its suppliers with respect to those systems where a potential problem may exist. The Company's internal systems run on personal computers and microprocessor-based computer servers set up in a workstation environment and should not be susceptible to universal failures. Were system failures to occur as a result of the year 2000 issue, the Company believes that its on-site engineers and technical personnel would be able to address and resolve such issues prior to the occurrence of any material adverse effect on the Company's business operations. The failure of certain of the systems upon which the Company relies, such as payroll and banking services, could, however, be disruptive to the Company's business operations if such systems were unavailable for an extended period of time. The Company is in the process of making inquiries with the providers of such types of services to determine their year 2000 readiness. However, the Company believes that its business operations would not be materially adversely effected by short disruptions in such services and that the providers of such services (who also typically service many other business customers) will take steps to rectify any failures as soon as possible. More generally, the Company does not believe that its risks with regard to failures in the power grid or general communications, building security and similar systems place the Company in a unique position relative to year 2000 issues as compared to other businesses.

The Company is currently in the process of testing and upgrading, where necessary, the current versions of its currently-offered software products to address the year 2000 issue. The Company intends to complete testing of all of those products by March 31, 1999 and expects those versions to be year 2000 compliant by June 30, 1999. The Company estimates that Year 2000 compliant versions of its products are currently available in support of approximately 70% of its $10 million of product revenues for the nine months ended September 30, 1998. The Company believes that a number of its older or obsolete products and/or versions are not year 2000 compliant, and the Company currently does not intend to update such products or versions. The Company has taken and plans to continue to take appropriate steps to notify its customers and distribution channels about the year 2000 issues associated with the Company's products. The Company maintains on its website a list of the Company's current year 2000-compliant products (by product and version number). Customers under current support and maintenance agreements with the Company will be entitled to upgrade to a year 2000-compliant replacement product. The Company recently completed a mailing to its customers under support and maintenance agreements regarding the Company's year 2000 upgrade plans. The Company has given certain of its customers warranties with respect to year 2000 compliance and may have to offer updates, workarounds or replacement products to those customers. Through its website, the Company is encouraging customers not under support and maintenance agreements to contact the Company regarding possible upgrades or migration paths to address year 2000 issues. In addition to the information contained on the Company's website, the Company's regular newsletter contains similar information regarding year 2000 issues, and the Company plans to conduct a general customer mailing (including the Company's distribution channels and customers not under maintenance and support agreements) regarding such issues and the possible solutions. In certain cases, however, customers may need to make hardware and/or operating system changes in order to implement a year 2000 solution. In other cases, the Company will not be able to offer a solution. The Company plans to publish information regarding the older or obsolete products and versions that the Company does not intend to upgrade for year 2000 compliance. In the event that any of the products that the Company has made or intends to make year

2000-compliant suffer unanticipated failures as a result of year 2000 problems, the Company would deploy its engineering and technical support resources to implement a solution.

Some of the Company's products incorporate software code supplied by third parties. The Company is currently working with such vendors to ensure that such code is updated to address year 2000 issues where appropriate. Because such third parties license their code to others in addition to the Company, the Company believes that such third parties will take measures to address any year 2000 issues with respect to such code. However, in the event that such third parties do not take actions to make the code year 2000-compliant or their actions prove insufficient, and where the Company has the right to make code modifications, the Company believes that is technical personnel, who are familiar with the code used in the Company's products, could make necessary modifications to correct problems that arise.

The Company has not incurred substantial costs to date to address the year 2000 issue and does not expect the total costs of such project to be material to the Company's financial position. To date, the Company has spent approximately $250,000 in connection with actions taken by the Company to address year 2000 problems. The Company estimates remaining costs to be between $40,000 and $60,000. Such costs are being expensed as they are incurred and are being funded through operating cash flow. Cost estimates are based on currently available information. Factors that could affect these estimates include, but are not limited to, the availability and cost of trained personnel to evaluate and implement necessary changes, the ability to locate and correct noncompliant systems and the ability of the Company's customers and service providers to successfully implement year 2000 compliant systems or fixes. Any failure by the Company to make its products year 2000 compliant could result in a decrease in sales of the Company's products and/or possible claims against the Company by customers as a result of year 2000 problems caused by the Company's products. Despite the Company's efforts to address the year 2000 impact on its internal systems, products and business operations, the year 2000 issue may result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

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

The net offering proceeds to the Company after deducting the total expenses above were approximately $18,300,000. From June 14, 1996 to September 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

         Purchase and installment of machinery and equipment           $ 3,327,000
         Working Capital                                                12,134,000
         Investment in short-term, interest-bearing obligations            540,000
         Repayment of short-term liabilities                             1,368,000
         Application to short-term assets                                  931,000
                                                                       -----------
                  Total                                                $18,300,000

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

                                        ISOCOR


Date: November 13, 1998                 By: /s/JANINE M. BUSHMAN
                                            ------------------------------------
                                            Janine M. Bushman, Vice President,
                                            Finance and Administration, and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                        Exhibits                                    Page
-------------------------------------------------------------------------------
27.1           Financial Data Schedule ....................................22