Form 10-Q/A
period 1998-09-30
ISOCOR
filed 1999-01-27
CIK 879283

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                  FORM 10-Q/A

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

The undersigned is hereby filing Exhibit 10.21 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which exhibit was previously omitted.

PART II Other Information

Item 6. - Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

         10.21+ Software License Agreement between the Registrant and Netscape Communications Corporation dated September 30, 1998

         27.1    Financial Data Schedule.

         + Confidential Treatment Requested.

     (b) No reports on Form 8-K have been filed during the quarter for which this report has been filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by Janine M. Bushman, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

                                        ISOCOR


Date: January 27, 1999                  By: /s/JANINE M. BUSHMAN
                                            ------------------------------------
                                            Janine M. Bushman, Vice President,
                                            Finance and Administration, and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                        Exhibits                                    Page
-------------------------------------------------------------------------------
10.21          Software License Agreement between the Registrant
               and Netscape Communications Corporation dated
               September 30, 1998 ........................................  5
27.1           Financial Data Schedule ................................... 36