Form 10-K405
period 1998-12-31
ISOCOR
filed 1999-03-30
CIK 879283

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from        to        .

                        Commission file number: 000-27900
                                   -----------

                                     ISOCOR
             (Exact Name of Registrant as Specified in Its Charter)

               CALIFORNIA                                        95-4310259
     (State or Other Jurisdiction                             (I.R.S. Employer
   of Incorporation or Organization)                         Identification No.)

        3420 OCEAN PARK BOULEVARD
            SANTA MONICA, CA                                        90405
(Address of Principal Executive Offices)                         (Zip Code)

       Registrant's telephone number, including area code: (310) 581-8100

                                   -----------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

                                   -----------

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the The Nasdaq Stock Market on March 1, 1999 was approximately $52,856,949. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

           There were 10,081,936 shares of Registrant's Common Stock issued and outstanding as of March 1, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders scheduled to be held on Thursday May 13, 1999 (the "1999 Proxy Statement").

                     INTRODUCTORY STATEMENTS AND REFERENCES

           References made in this Annual Report on Form 10-K to "ISOCOR," the "Company" or the "Registrant" refer to ISOCOR and its subsidiaries. The ISOCOR name and N-PLEX are registered trademarks of the Company. ISOPLEX and MetaConnect are trademarks of the Company.

           This Annual Report on Form 10-K contains forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

RISK FACTORS

Significant Fluctuations in Quarterly Results

           The Company's quarterly operating results have in the past varied significantly and are likely in the future to vary significantly based upon a number of factors, including the introduction and market acceptance of new products offered by the Company and its competitors, general changes in the markets in which the Company competes, the volume, nature and timing of large transactions with customers, the ability of the Company to offer and complete large services related projects, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels and the risks related to international operations, as well as other factors. Quarterly revenues and operating results are dependent upon the volume, nature and timing of orders and contracts during the quarter and are difficult to forecast due to the length of the sales cycle. In addition, the Company provides its software and services in a variety of ways, many of which result in significantly different patterns of revenue recognition. Therefore, revenues and operating results may vary significantly depending upon the nature of the orders and contracts and their related pattern of revenue recognition. Further, the Company typically generates a large percentage of its quarterly revenues during the last few weeks of the quarter. A significant portion of the Company's operating expenses are relatively fixed in the short term, and planned expenditures are based on sales forecasts. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, net income, if any, may be disproportionately affected because only a small portion of the Company's expenses varies with revenue in the short term. There can be no assurance that the Company will achieve revenue growth in the future or be profitable on an operating basis in any future period. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

           The Company has incurred losses during each fiscal year from inception until the present with the exception of 1995 and 1996, during which it was unprofitable during certain quarters. As a result, the Company had an accumulated deficit of $19.7 million as of December 31, 1998. There can be no assurance that the Company will be profitable in the future.

Substantial Competition

           The market for the Company's products is intensely competitive and subject to rapid technological change and evolving standards. The Company believes its long-term success will depend in part on its ability to be a leader in developing and offering products that meet emerging industry or market opportunities, to offer a broad range of high-performance, multi-platform, messaging and directory infrastructure products, to maintain strong customer support and sufficient distribution channels and to offer competitively priced products. Both the messaging and directory infrastructure markets are fragmented and a number of companies are participating in them with a variety of product offerings featuring varying profiles and business models.

           For directory infrastructure products, the Company's competition primarily includes privately held software companies with specialized product offerings such as Innosoft International, Inc., Zoomit Corporation and Control Data Systems, Inc. The Company's messaging products face direct competition from solution vendors and systems integrators such as Netscape Communications Corporation ("Netscape"), Sun Microsystems, Inc. and Software.com.

           In addition some major software providers such as Microsoft and Lotus Development Corporation (subsidiary of International Business Machines Corporation) have incorporated functionality into their product offerings similar to that provided by the Company's products and therefore compete with the Company indirectly by eliminating the need for their customers to identify and purchase separate messaging solutions. The Company's Global Directory Server contains elements that compete directly and indirectly with components and complete products offered by Novell Inc. and other developers of directory server-based software products. To the extent such companies provide such functionality or products, the Company's business, financial condition and results of operations could be materially adversely affected.

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


Risks Associated with New Products

           The Company has invested significant resources into the development of new products and expects to continue to make these investments in the future.

ISOCOR also plans to continue to enhance its products with new releases that provide additional features and to make its products available on additional hardware and operating system platforms. Any quality, reliability or interoperability problems with new or enhanced products, or any other actual or perceived problems in new or enhanced products, could have a material adverse effect on market acceptance of such products. There can be no assurance that such problems or perceived problems will not arise or, that even in the absence of such problems, the new or enhanced products will receive market acceptance. A failure of new or enhanced products to receive market acceptance for any reason would have a material adverse effect on the Company's business prospects. See "Item 1: Business - Products" and "- Product Development."

           In addition, from time to time, the Company may introduce new products which are designed to replace existing product lines. Such products may not incorporate the full functionality of the products which they intend to replace and/or may not be fully compatible with such products. In such an event, the Company may be unable to sell such a new product to existing customers, be forced to support multiple applications in a single product space and/or lose the business of such customers entirely.

Dependence on Third-Party Distribution

           The Company relies significantly on resellers for certain elements of the marketing and for the distribution of its software products and expects such reliance to continue and grow over time. The agreements in place with these organizations are generally non-exclusive. These resellers are not within the control of the Company, may distribute products other than the Company's products and are not obligated to purchase products from the Company. There can be no assurance that these resellers will place a high priority on the marketing of the Company's products, and they may give a higher priority to other products which may include products of the Company's competitors. This may result in a lower sales effort applied to the Company's products and a consequent reduction in the Company's operating results. In addition, in circumstances where the Company's sales are made through resellers, the Company often does not enter into product sales contracts with the end-users of its products. There can be no assurance that the Company will retain any of its resellers, and there can be no assurance that the Company will succeed in recruiting replacement or new organizations to represent the Company's products. Any changes in the Company's distribution channels may adversely affect sales and consequently may adversely affect the Company's business, financial condition and results of operations. See "Item 1: Business - Marketing, Sales and Distribution."

Risks Associated with Professional Services

           Increasingly the Company's products are being sold to customers as a part of a larger project involving substantial professional services. As a result, the Company expects that a large portion of its revenues will come from professional services and an increasing fraction of its software license revenues will be dependent on the availability of associated services. Even if demand for the Company's software products increase, the inability of the Company to scale its professional services organization could have a material adverse effect on its business, results of operations and financial condition. Professional services projects can be extended and require the Company's personnel to work with internally developed systems that are complex and unknown to the Company. The Company, from time to time, prices its professional services at a fixed price, offers discounts thereon, or bundles services with software licenses. To the extent that the professional service projects require extended implementation periods and/or the Company encounters delays in implementing these projects it may have a material adverse effect on the Company's business, financial condition and results of operations.

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

Expansion of Sales and Marketing Efforts

           The Company intends to expand further its sales and marketing efforts, which is a critical component of its strategy to expand revenues. There can be no assurance that the Company will be successful in attracting or retaining qualified direct and indirect sales personnel and third-party distribution partners, that the expansion of the Company's sales and marketing efforts will result in increased sales of the Company's products, that the cost of such expansion will not exceed the revenues generated thereby, or that the Company's sales and marketing organization will compete successfully against the larger and better-funded sales and marketing organizations of the Company's competitors. A failure in any of these areas could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business - Marketing, Sales and Distribution."

Ability to Respond to Rapid Technological Change

           The Company's future success will depend significantly on its ability to enhance continually its current software products and develop or acquire and market new products which keep pace with technological developments and evolving industry standards as well as respond to changes in customer needs. The directory and messaging infrastructure markets are characterized by rapidly changing technology, evolving industry standards and customer demands and frequent new product introductions and enhancements. There can be no assurance that the Company will be successful in developing or acquiring product enhancements or new products to address changing technologies and customer requirements adequately, that it will introduce such products on a timely basis or that any such products or enhancements will be successful in the marketplace. The Company's delay or failure in the development or acquisition of technological improvements or the adaptation of its software products to technological change could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business - Products" and "- Product Development."

           The Company's software products are very complex as a result of market requirements for a high level of functionality, support of diverse operating environments and the need for interoperability and support for multiple technological standards. These products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Such loss or delay could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business - Products" and "- Product Development."

Risks Associated with Emerging Industries

           The majority of the Company's products, including its N-PLEX product line are used primarily in connection with Internet applications. The market for Internet products and services is relatively immature and the basis for competition within it shifts rapidly. In addition, the Internet is characterized by rapid technological developments, changing industry standards and customer demands, and frequent new product introductions and enhancements. To the extent that the Company is unable to respond quickly to shifts in the basis of competition on the Internet or changes in the competitive products, technology and standards, the Company's business, results of operations and financial condition could be adversely affected.

Risk Associated with Software and Hardware and the Year 2000 Readiness

           Much of the computer hardware and software currently deployed experiences problems handling dates beyond the year 1999. This computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the readiness of its internal computer systems and software, and the compliance of its software licensed to customers, for handling the year 2000. Based on preliminary information, the Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and does not currently believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk and the possibility that third parties might assert claims against the Company with respect to such issues. Accordingly, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's ability to implement such changes could have an adverse effect on future results of operations. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness"

Dependence on International Operations

           International revenues accounted for approximately 77% of the Company's revenues in 1998 and European revenues accounted for approximately 86% of the Company's international revenues during the same period. The Company expects that international sales will continue to account for a significant portion of its total revenues in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, increased difficulties in collecting accounts receivable and potentially adverse tax consequences. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction in sales in that country. In addition, sales in Europe are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These seasonal factors and currency fluctuation risks may have an effect on the Company's quarterly results of operations. Further, because the Company has operations in different countries, the Company's management must address differences in regulatory environments and cultures. Failure to address these risks successfully could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business -- Marketing, Sales and Distribution" and "-- Product Development."

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

Currency Fluctuations

           While the Company's consolidated financial statements are prepared in United States dollars, a substantial portion of the Company's worldwide operations have a functional currency other than the United States dollar. In particular, the Company maintains substantial development operations in Ireland where the functional currency is the Irish Pound, in Germany where the functional currency is the Deutsche Mark and in Italy, where the functional currency is the Lira. A significant portion of the Company's revenues are also denominated in currencies other than the United States dollar. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. The Company does not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations. See "Item 1: Business -- Marketing, Sales and Distribution."

Risks Related to Euro

          In January 1999, eleven European countries, including Ireland, Germany and Italy, where the Company maintains significant operations, initiated the process to replace their individual national currencies with a single, shared new currency (the "Euro") as part of the program of European Economic and Monetary Union. It is expected that this process will be completed at the latest by end of June in the year 2002. Although transactions during this transitional period may still be consummated in the individual currencies of the member countries, the Company will be required to, and is currently in the process of, implementing modifications to its accounting systems as well as its contracts and other obligations in order to accommodate the Euro. The Company does not currently believe that it will incur a material financial expense in connection with such modifications. The introduction of the Euro, presents certain risks for the Company including, risks associated with its reduced ability to adjust pricing of its products based on local currencies, fluctuations in the Euro based on economic turmoil in countries other than those in which the Company does business and other risks normally associated with doing business in international currencies, any of which could have an adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Intellectual Property

           The Company regards its software products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company generally enters into confidentiality and invention assignment agreements with its employees and consultants. Additionally, the Company enters into confidentiality agreements with certain of its customers and potential customers and limits access to, and distribution of, its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technologies without authorization, or to develop similar technologies independently. Furthermore, the laws of certain countries in which the Company does business do not protect the Company's software and intellectual property rights to the same extent as do the laws of the United States. In its N-PLEX and Connectivity product lines, ISOCOR has implemented a license key mechanism which disables use of the various modules of the product unless proper number keys are provided by the customer during the installation process. Otherwise, the Company does not include in its software any mechanisms to prevent or inhibit unauthorized use, but generally either requires the execution of an agreement that restricts copying and use of the Company's products or provides for the same in a break-the-seal license agreement. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

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



Risk of Increased Taxation; Loss of Grant Aid

           The Company has significant operations and generates a substantial portion of its taxable income in Ireland. Under an incentive tax program due to terminate in 2010, the Company is taxed in Ireland on its "manufacturing income" at a 10% rate, which is substantially lower than United States income tax rates. For Irish tax purposes, most of the Company's operating income earned in Ireland is considered "manufacturing income." To qualify for this 10% tax rate, the Company must carry out "software development services" or "technical or consultancy services" (as defined in the Irish Finance Act 1980) in Ireland and qualify for an employment grant from the Industrial Authority of Ireland. If the Company ceases to comply with these qualifications, all or a part of its taxable profits may be subject to a 32% tax rate on its post disqualification date taxable profits. Should this occur, or should Irish tax laws be rescinded or changed, the Company's net income could be materially adversely affected. If the Company could no longer qualify for this 10% tax rate, or if the Irish tax laws were rescinded or changed, the Company's net income would be materially adversely impacted. In addition, if United States or other international tax authorities were to challenge successfully the manner in which profits are recognized among the Company and its subsidiaries or if the Company were to transfer funds relating to income generated in lower tax jurisdictions to the United States, the Company's effective tax rate could increase, and its business, financial condition and results of operations could be materially adversely affected.

           During 1996, the Company secured Irish Industrial Development Authority (the "IDA") grant aid in Ireland in the amount of $793,000 under an incentive program designed to induce organizations to locate and conduct business in Ireland. To qualify for this grant aid, the Company must satisfy various conditions, including that the Company must maintain its current ownership interest in its Irish subsidiary; the subsidiary must not establish or carry on similar ventures outside Ireland; and the subsidiary must remain solvent. The grants include remedy provisions which the IDA employs to pursue partial revocation of amounts granted in the event the recipient of the grant substantially vacates its presence in Ireland. While the Company's level of employment within Ireland in 1997 and 1998 has declined, the Company's plans include a commitment to a significant continuing presence in Ireland. There can be no assurance that the IDA will not seek partial revocation of prior grants, that the Company will continue to qualify for this grant aid or be eligible for future grants or that the Company's results of operations will not be materially adversely affected by the loss of grant aid.

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

                                     PART I
ITEM 1.  BUSINESS

General

           ISOCOR was founded and incorporated in California in February 1991. ISOCOR develops, markets and supports electronic messaging and directory infrastructure software products and services that enable businesses to engage in electronic communications over corporate networks and the Internet. ISOCOR's products are available either as a complete, integrated package or as individual components. ISOCOR's products and services are designed to support electronic information exchange globally in an accurate, cost-effective and secure way, while operating seamlessly across different environments.

           ISOCOR's business strategy is to provide a focused range of products, targeted at large corporations and Internet service providers, offering features and performance to meet the wide range of customers' needs; to support open architectures and legacy systems by providing solutions that are hardware and software platform-independent and are based on open Internet standards.

Products

           At present, the majority of the Company's products are based upon internally developed technology. The Company believes that this decreases the amount of time required to respond to market demand, differentiates its products from those of its competitors in terms of features and quality, and decreases its dependence on third-party suppliers.

           ISOCOR has designed its software to conform to international standards, allowing the Company's products to interoperate with many existing products and services. Conformance with international standards has been achieved through application of the experience of ISOCOR employees in standards development to the design and testing of the Company's products.

           The ISOCOR solution is implemented through two major product groups: message servers and directories. Message servers handle the interchange of any size or type of electronic document or information across and outside of a customer's computer network and include products that allow leading proprietary e-mail systems to interoperate. Directory products support enterprise-wide directory listing, access and navigation, as well as connections to databases, third-party directories, enterprise software environments and the Web.

Message Server Products

           The Company's server software has been designed to provide high performance while reducing hardware requirements. This has been achieved through a design methodology that eliminates the overhead of protocol layering and reduces the number of computer instructions required to perform common operations. The design also reduces the risk that messages will be lost or will not be duplicated in the event of external system breakdowns, such as loss of power or hardware failures. This promotes high reliability of the electronic information exchange and allows Internet service providers to utilize the software to offer e-mail services to their customers.

           N-PLEX, ISOCOR's Internet server product, provides robust message management, administrative control and secure message transfer to the SMTP, POP3 and IMAP4 standards. Performance of Internet mail systems has been enhanced by use of the ISOCOR-developed caching algorithms which reduces the use of time-consuming DNS directory accesses over the Internet and makes full use of Microsoft Windows NT operating system threading facilities for efficient utilization of multiprocessor computer systems. In addition, N-PLEX has been ported to the Sun Solaris UNIX operating system and is optimized for high levels of performance. Security holes are eliminated by the proprietary ISOCOR design, and authentication login facilities have been added using encryption technology to prevent unauthorized access to the mail systems.

           The N-PLEX Management Center manages ISOCOR's message servers, providing the high level of service necessary for implementing mission-critical electronic information exchange. The N-PLEX Management Center runs on the Windows NT platform, performing remote management of components over TCP/IP, thereby allowing the administrator to manage multiple sites simultaneously from a central management station. The management facilities provided by the Management Center include remote configuration, routing configuration, fault notification, performance monitoring, system management and message tracking.

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

           GDS is standards-based and can synchronize stored information, such as e-mail addresses, among proprietary systems communicating across different e-mail systems. A number of client applications are compatible with GDS, including Web browsers, and Internet clients through the use of LDAP (Lightweight Directory Access Protocol) which can access GDS over the wide variety of network connections including dial-up, Internet TCP/IP and X.25. GDS can serve as an easy-to-access information source, storing data from other sources such as corporate databases, Web servers and other content sources.

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

           MetaConnect, ISOCOR's meta-directory product, is designed to unify data for effective intranet and Internet use, enabling an organization to provide employees, customers and trading partners accurate, updated information from existing data sources. This product manages the connections to disparate directories and applications databases and joins the information together in one meta-directory, which can be centrally managed as a unified resource across the enterprise. The product is designed to use most existing Lightweight Directory Access Protocol (LDAP v3) directory servers, including Microsoft Active Directory, Netscape Directory Server, Novell's NDS and ISOCOR Global Directory Server.

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

           The Company's international resellers consist primarily of systems integrators and value added resellers ("VARs"). These resellers typically range in size from several hundred staff down to half a dozen specialists in some smaller countries. The Company selects resellers based on general experience in electronic information exchange, data communications and systems integration, and then trains them on the Company's software products and technologies at ISOCOR's training centers in the U.S. and Ireland. In addition, ISOCOR sells to some major accounts worldwide, including Internet service providers and large telecommunications carriers which prefer to deal directly with the Company for support. See "Introductory Statements and References: Risk Factors -- Dependence on Third-Party Distribution."

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

           To support its sales efforts, the Company conducts marketing programs which include direct mail, public relations, advertising (including a Web site on the global Internet (www.isocor.com)), worldwide trade shows and selected joint marketing programs. The Company also sponsors meetings for its resellers to provide them additional information and skills to market the Company's products effectively. The sales, support and service functions for the Company's products sold in North and South America are provided principally through the Company's Santa Monica headquarters. European, Middle East and Asian markets are serviced through ISOCOR sales and support offices in Berlin, Bern, Dublin, London, Paris and Turin.

           During 1998, international revenues accounted for 77% of the Company's total revenues. Of these international revenues, 86% resulted from sales to resellers or customers located primarily in Europe, with the remainder resulting from sales to resellers or customers located in the rest of the world. International sales may be subject to government controls and other risks, including export licenses, federal restrictions on the export of critical technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, the Company has experienced no material difficulties due to these factors. See "Introductory Statements and References: Risk Factors --Dependence on International Operations" and "-- Currency Fluctuations."

Customers

           ISOCOR's products are used in a variety of industries. The Company markets its products primarily to large and medium-sized corporate customers and Internet service providers. During 1998, no single customer accounted for more than 10% of the Company's revenues. During 1998, the following categories of revenue accounted for more than 10% of total revenue: Services accounted for 40% of total revenues, internet messaging products accounted for 29% of total revenues and X.400 products accounted for 15% of total revenues.


Customer and Reseller Support and Services

           The Company offers its resellers and end-user customers standard support and upgrade services. The agreements that provide for these services vary among end users, resellers and OEMs, but generally provide that for an annual fee the Company will provide customer support services by e-mail, fax or telephone. These agreements also generally provide for software upgrades to the licensed products as they are generally released by the Company. ISOCOR also offers training, custom engineering and pre- and post-sale services to end users and resellers. Professional services include network design consulting, product installation, administrator training, custom application integration and turnkey systems implementation. The Company has major customer support centers in Santa Monica and Dublin. Additionally, local technical support is available at the Company's regional offices in Berlin, Bern, London, Paris and Turin. In 1998, provision by ISOCOR of all customer and reseller support and services accounted for 40% of ISOCOR revenues.

Product Development

           The Company has invested significant resources into the development of new products and expects to continue to make these investments in the future. ISOCOR also plans to continue to enhance its products with new releases that provide additional features and to make its products available on additional hardware and operating system platforms. See "Introductory Statements and
References: Risk Factors -- Risks Associated with New Products" and " -- Ability to Respond to Rapid Technological Change."

           Much computer hardware and software experiences problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the readiness of its internal computer systems and software, and the compliance of its software licensed to customers, for handling the year 2000. Based on preliminary information, the Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and does not currently believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk and the possibility that third parties might assert claims against the Company with respect to such issues. Accordingly, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such changes, which could have an adverse effect on future results of operations. See "Introductory Statements and References: Risk Factors -- Risk Associated with Software and Hardware and the Year 2000 Readiness," and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

           The Company has development centers located in Berlin, Copenhagen, Dublin and Santa Monica. The largest such facility is located in Dublin in order to take advantage of lower costs in Ireland, IDA tax incentives and grants and the strong Irish educational structure. The presence of development facilities in the U.S. and Europe enhances access to both American and European markets and technology. ISOCOR invests substantial management time and resources in quality assurance testing for all of its products. Quality assurance testing takes place at the Berlin, Dublin and Santa Monica facilities. See "Introductory Statements and References: Risk Factors -- Risk of Increased Taxation; Loss of Grant Aid."

           As of December 31, 1998, the Company employed 69 persons in the product development function. The product development organization consists of separate product units, each with expertise in specific areas. Engineering expenses were $5.9 million in 1998.

Competition

           The market for the Company's products is intensely competitive and subject to rapid technological change and evolving standards. The Company believes its long-term success will depend in part on its ability to be a leader in developing and offering products that meet emerging industry or market opportunities, to offer a broad range of high-performance, multi-platform, messaging and directory infrastructure products, to maintain strong customer support and sufficient distribution channels and to offer competitively priced products. Both the messaging and directory infrastructure markets are fragmented and a number of companies are participating in them with a variety of product offerings featuring varying profiles and business models.

           For directory infrastructure products, the Company's competition primarily includes privately held software companies with specialized product offerings such as Innosoft International, Inc., Zoomit Corporation and Control Data Systems, Inc. The Company's messaging products face direct competition from solution vendors and systems integrators such as Netscape Communications Corporation ("Netscape"), Sun Microsystems, Inc. and Software.com.

           In addition some major software providers such as Microsoft and Lotus Development Corporation (subsidiary of International Business Machines Corporation) have incorporated functionality into their product offerings similar to that provided by the Company's products and therefore compete with the Company indirectly by eliminating the need for their customers to identify and purchase separate messaging solutions. The Company's Global Directory Server contains elements that compete directly and indirectly with components and complete products offered by Novell Inc. and other developers of directory server-based software products. To the extent such companies provide such functionality or products, the Company's business, financial condition and results of operations could be materially adversely affected.

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

           See "Introductory Statements and References: Risk Factors -- Risks Associated with New Products," " -- Substantial Competition" and "-- Ability to Respond to Rapid Technological Change."

Proprietary Rights

           The Company regards its software products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third party nondisclosure agreements and other methods to protect its proprietary rights. The Company generally enters into confidentiality and invention assignment agreements with its employees and consultants. Additionally, the Company enters into confidentiality agreements with its customers and potential customers and limits access to, and distribution of, its proprietary information. In its N-PLEX and Connectivity product lines, ISOCOR has implemented a key license mechanism which disables use of the various modules of the product unless proper number keys are provided by the customer during the installation process. Otherwise, the Company does not include in its software any mechanisms to prevent or inhibit unauthorized use, but generally either requires the execution of an agreement that restricts copying and use of the Company's products or provides for the same in a shrinkwrap license agreement. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. See "Introductory Statements and References: Risk Factors -- Risks Associated with Intellectual Property."

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

Manufacturing

           The Company contracts with third parties to manufacture the media containing its software, which consists of diskette and tape duplication and printing of manuals and boxes. Assembly is performed by the Company at its Dublin and Berlin facilities. The raw materials and services associated with manufacturing the media are generally available through a number of sources. Finished products are generally shipped from Ireland to customers in Europe, the Middle East and Asia, and to the Company's United States facility. The Company's United States facility generally distributes products to customers in North and South America. The Connectivity products are generally shipped directly from Berlin to customers in Germany, and otherwise to the Company's Irish and United States facilities for further distribution.

Employees

           As of December 31, 1998, the Company employed 255 persons, including 69 in product development and engineering (including 10 in Berlin, three in Copenhagen, 43 in Dublin and 13 in Santa Monica), 90 in professional services and pre- and post-sales customer support, 10 in North American sales, 20 in international sales, 15 in marketing, eight in assembly, and 43 in administration. The Company also retains consultants from time to time, primarily in the area of engineering, to assist with particular areas of software development for limited periods of time. None of the Company's employees is currently represented by a labor union, and the Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

           ISOCOR's corporate offices are located in Santa Monica, California, where the Company currently leases approximately 19,000 square feet under a sublease expiring in 2001. The Company's Santa Monica facility houses its corporate offices and engineering, sales and marketing departments. Additionally, the Company leases approximately 2,900 square feet in Pennsauken, New Jersey for a presales and services office under a lease which expires in 2001, and approximately 7,500 square feet of total space in Berlin for engineering and sales offices, including two offices with approximately 2,000 square feet with leases expiring in 1999, and an approximately 500 foot satellite space leased month to month. In addition, the Company leases approximately 6,000 square feet in Turin for sales, pre-sales and services under a lease expiring in 2000. The Company also leases 550 square feet in Turin and 1,100 square feet in Milan for staff and consultants under leases which expire in 1999. The Company also leases office space for its major engineering facility in Dublin, consisting of approximately 24,000 square feet under a sublease expiring in mid 1999. In addition, the Company leases approximately 1,000 square feet each of office facilities in London, Paris, Copenhagen, Bern, and Zurich. The Bern and Zurich facilities are sales offices, while the offices in London and Paris perform pre-sales marketing and support. The London and Paris leases expire in 2002 and 2000, respectively. The leases for the facilities in Copenhagen, Bern and Zurich are month to month leases. The Company believes that these facilities are adequate for the Company's current needs and that suitable additional space, if needed, should be available on commercially reasonable terms to accommodate expansion of the Company's operations. See Note 7 to Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER INFORMATION

(a)        Market Information

           The following table shows the high and low bid prices of the Company's Common Stock for the fiscal years ended December 31, 1997 and 1998 as reported on The Nasdaq Stock Market:

                                                       1997
                                                       ----
                                          High                        Low
                                         ------                      ------
 First Quarter (ended 3/31/97)           $6.750                      $3.750
 Second Quarter (ended 6/30/97)           3.500                       2.000
 Third Quarter (ended 9/30/97)            3.625                       2.188
 Fourth Quarter (ended 12/31/97)          3.625                       1.750
                                                       1998
                                                       ----
 First Quarter (ended 3/31/98)           $3.750                      $1.688
 Second Quarter (ended 6/30/98)           3.625                       2.250
 Third Quarter (ended 9/30/98)            3.813                       2.000
 Fourth Quarter (ended 12/31/98)          4.750                       1.250


           The Closing price of the Company's Common Stock on The Nasdaq Stock Market on March 1, 1999 was $6.125.

           Future stock prices may be subject to volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from amounts expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

(b)        Holders

           The Company's Common Stock is traded on the Stock Market under the symbol ICOR. As of March 1, 1999, the Company had approximately 132 shareholders of record.

(c)        Dividends

           Prior to being combined with the Company in a transaction accounted for as a "pooling of interests, the predecessor company of ISOCOR GmbH paid certain dividends to its shareholders. Notwithstanding that, the Company has not paid dividends on its Common Stock at any time during the past two (2) fiscal years and has no present plans to do so in the future.

(d)        Report of offering securities and use of proceeds therefrom

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

           The net offering proceeds to the Company after deducting the total expenses above were approximately $18,300,000. From March 14, 1996 to December 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

 Purchase and installment of machinery and equipment                     $ 2,058,000
 Working Capital                                                          13,821,000
 Investment in short-term, interest-bearing obligations                      289,000
 Repayment of short-term liabilities                                       1,368,000
 Application to short-term assets                                            764,000
                                                                         -----------
            Total                                                        $18,300,000

           Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 6. SELECTED FINANCIAL DATA

                       SUMMARY CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

                                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                              1994        1995       1996        1997        1998
                                                            --------    --------   --------    --------    --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Total revenues ........................................   $ 13,541    $ 20,774   $ 26,394    $ 22,018    $ 23,279
  Gross profit ..........................................     10,720      16,180     21,326      16,351      15,421
  Income (loss) from operations .........................       (120)        586        (33)     (9,068)     (7,158)
  Net income (loss) .....................................   $    (10)   $    319   $    483    $ (7,904)   $ (6,165)
                                                            ========    ========   ========    ========    ========
  Net income (loss) per share ...........................   $  (0.01)   $   0.19   $   0.06    $  (0.83)   $  (0.63)
                                                            ========    ========   ========    ========    ========
  Weighted average shares outstanding ...................      1,567       1,652      7,733       9,485       9,737
                                                            ========    ========   ========    ========    ========
 Net income (loss) per share, assuming dilution .........   $  (0.01)   $   0.04   $   0.05    $  (0.83)   $  (0.63)
                                                            ========    ========   ========    ========    ========
 Weighted average shares outstanding  and dilutive shares      1,567       7,783      9,808       9,485       9,737
                                                            ========    ========   ========    ========    ========

                                                                             YEARS ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                              1994        1995       1996        1997         1998
                                                             -------     -------    -------    -------      -------
CONSOLIDATED BALANCE SHEETS DATA:
  Total assets ..........................................    $12,484     $19,494    $41,298     $34,223     $33,125
  Long-term liabilities .................................        110         606        187         133         146
  Total shareholders' equity ............................    $ 8,697     $12,487    $33,204     $25,684     $19,765
  Cash dividends declared per common share(1)............    $  0.09           -          -           -           -


(1) In 1994, cash dividends were declared and subsequently paid by the predecessor company of ISOCOR GmbH, a corporation later combined with ISOCOR in a transaction accounted for as a "pooling of interests." Therefore, although the Company has not paid dividends on its Common Stock and has no plans to pay cash dividends to its shareholders in the near future, due to the disclosure rules for poolings of interest which require presentation as though the combination had been consummated for all periods presented, some cash dividends are shown above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

           The consolidated financial statements of the Company contained in this report have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of NetCS Informationstechnik GmbH ("NetCS'), which was acquired on August 29, 1996, in accordance with the pooling-of-interests method of accounting. In 1997, NetCS Informationstechnik GmbH's legal name was changed to ISOCOR GmbH.

           Revenues. Total revenues were $26.4 million, $22.0 million, and $23.3 Million in 1996, 1997 and 1998 respectively, representing a decrease of 17% in 1997 and an increase of 6% in 1998.

           On a geographic basis, revenues from North American sources accounted for 22%, 33% and 23% of total revenues, while revenues in the Company's European marketplace accounted for 71%, 58% and 66% of total revenues in 1996, 1997 and 1998 respectively. The remaining percentages of revenue of 7%, 9% and 11%, in 1996, 1997 and 1998 respectively, were generated from sources outside North America and Europe, primarily from Australasia and South America.

           Product revenues were $21.3 million, $15.6 million, and $14.0 million in 1996, 1997 and 1998 respectively, representing a decrease of 27% in 1997 and a decrease of 10% in 1998.

           The 27% decrease in product revenues from 1996 to 1997 was mainly due to decreased volumes of, and declining prices for, the Company's older non-Internet related products and Connectivity products, partially offset by increased volumes in the Company's products driven by the increased demand for software solutions as a result of the increased business usage of the Internet. ISOCOR believes that the major driver for the decline in demand for non-Internet related software solutions was the rapid emergence and explosion of business use of the Internet. In 1996, product revenues driven by the demand for non-Internet related solutions were $12.4 million, or 58% of product revenues, while in 1997 these revenues fell to $4.9 million or 31% of product revenues.
Connectivity product revenues were $3.9 million and $719,000 in 1996 and 1997, respectively.

           The 10% decrease in product revenues from 1997 to 1998 was mainly due to decreased volumes of the Company's products related to a continuing shift in market demand away from the Company's older non-Internet related products lines, partially offset by increased average prices of the Company's Internet products driven by the increased demand for software solutions as a result of the increased business usage of the Internet. While the Company continues to sell non-Internet related projects in certain parts of the world, or in certain specific application areas, the Company believes that this marketplace will continue to decline slowly throughout 2000 and beyond. In 1998, product revenues driven by the demand for non-Internet related solutions were 25% of product revenues. ISOCOR's Internet related product lines are primarily Internet Messaging and Directory. The Internet Messaging product line consists primarily of the N-PLEX products and accounted for 49% and 43% of total product revenues in 1998 and 1997, respectively. ISOCOR's Directory products accounted for 16% and 15% of total product revenues in 1998 and 1997, respectively. The Company's worldwide Internet Messaging, and Directory business is evolving to include more customers who are implementing larger-scale/more complex software systems. These systems take increased time to design, configure and implement. This evolution has a delaying impact on the speed at which the company recognizes its revenues, such that larger projects will be recognized as revenue over several quarters. This trend is currently more pronounced in the Company's U.S. customers, than elsewhere in the world. As of December 31, 1998 the Company had approximately $5.5 million of orders in backlog, which compares to the December 31, 1997 and 1996 levels of less than $500,000.

           Service revenues were $5.1 million, $6.4 million and $9.3 million in 1996, 1997 and 1998 respectively, representing increases of 25% and 45% in 1997 and 1998, respectively. Service revenues include software support and update fees, custom engineering, installation and training. The increase in 1997 from 1996 was primarily due to increased volumes of software support and update service fees. The increase in 1998 from 1997 was primarily due to increased volumes of custom engineering largely driven by the increased capabilities provided by the Company's acquisition of a 60% interest in an Italy-based services company in the third quarter of 1998, and to a lesser extent due to increased volumes of software support and update service fees. The Company believes that services revenues are becoming an increasingly important component of its offerings to the market because more customers are implementing larger-scale/more complex software systems.

           Cost of Revenues. Cost of revenues of $5.1 million, $5.7 million, and $7.9 in 1996, 1997 and 1998, respectively includes both cost of product revenues and cost of service revenues. Cost of product revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs associated with the assembly operation, and third-party royalties relating to licensed technology costs of hardware purchased from third-party vendors. Cost of service revenues consists primarily of personnel-related costs of providing software support and update, custom engineering, installation and training services.

           Cost of product revenues were $2.7 million, $2.9 million and $2.8 million in 1996, 1997 and 1998, respectively. Cost of product revenues increased from 1996 to 1997 primarily as a result of increased third-party royalties on one of the Company's product lines associated with the growth in demand driven by the Internet and a $310,000 write-down of third-party prepaid royalties relating to a specific product technology which the Company believed was non-strategic, which was partially offset by a reduction in costs relating to hardware purchased from third-party vendors as a result of decreased sales of these components. Cost of product revenues decreased from 1997 to 1998 primarily as a result of decreased third-party royalties on one of the Company's product lines and the 1997 write-down of third-party royalties relating to a specific product technology which the Company believed was non-strategic, both of which were partially offset by increased costs relating to hardware purchased from third-party vendors as a result of increased sales of these components.

           Cost of services revenues were $2.4 million, $2.8 million and $5.1 million in 1996, 1997 and 1998, respectively. Cost of services revenues increased due to increased costs associated with supporting higher levels of service revenues during these periods.

           Gross Profit. Gross profit was $21.3 million, $16.4 million and $15.4 million representing 81%, 74% and 66% of revenues in 1996, 1997 and 1998, respectively. The decline in the gross profit percentage from 1996 to 1997 is primarily attributable to a decrease in the product gross margin percentage. The decline in the gross profit percentage from 1997 to 1998 is primarily attributable to a decline in services gross margin percentage combined with the impact of an increasing percentage of services revenues to total revenues, and to a lesser extent by a decline in the product gross profit percentage.

           Gross profit from product sales was $18.6 million, $12.8 million and $11.2 million in 1996, 1997 and 1998, respectively, representing 87%, 82% and 80% of product revenues in 1996, 1997 and 1998, respectively. The absolute decrease in gross profit from 1996 to 1997 was primarily a result of decreased product revenues as discussed above, coupled with increased third-party royalties on one of the Company's product lines associated with the growth in demand driven by the Internet and a 1997 $310,000 write-down of third-party prepaid royalties relating to a specific product technology which the Company believed was non-strategic. The absolute decrease in gross profit from 1997 to 1998 was primarily a result of decreased product revenues as discussed above and increased costs of hardware purchased from third-party vendors as a result of increased sales of these components, both of which were partially offset by decreased third-party royalties on one of the Company's product lines and the 1997 write-down of third-party royalties relating to a specific product technology which the Company believed was non-strategic.

           Gross profit from services was $2.7 million, $3.6 million and $4.2 million in 1996, 1997 and 1998, respectively, representing 53%, 56% and 46% of services revenues in 1996, 1997 and 1998, respectively. The increase in the gross profit from services percentage from 1996 to 1997 is primarily due to increased services revenues without a corresponding increase in personnel costs associated with providing these services. The decrease in the gross profit from services percentage from 1997 to 1998 is primarily due to increased levels of personnel required to provide those services and is partially attributable to the Company's mid 1998 acquisition of a 60% interest in System Wizards, S.p.A.

           Engineering. Engineering expenses were $9.0 million, $7.9 million and $5.9 million in 1996, 1997 and 1998, respectively, representing 34%, 36% and 25% of revenues in 1996, 1997 and 1998, respectively. Engineering expenditures consist primarily of personnel costs, facilities costs, equipment costs and related costs required to conduct the Company's development efforts, which include costs related to engineering, product management, technical writing and quality assurance. The dollar decrease in engineering expenses in 1997 resulted principally from decreased levels of personnel involved in these activities, and relate primarily to the continued reduction in and stabilization of development of the Company's older non-Internet based products. The dollar decrease in engineering expenses in 1998 resulted principally from decreased levels of personnel involved in these activities, including the continued reduction in development of the Company's older non-Internet based products. During 1996, 1997 and 1998, there were approximately 136, 106 and 74 people on average, respectively, involved in engineering activities. To date, all software development costs have been expensed as incurred, as the impact of software development costs that qualify for capitalization under Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," have been immaterial to the financial statements. The Company believes that significant investments in research and development are required for the Company to remain competitive. While the Company intends to continue to place emphasis on its research and development efforts in the future to remain competitive, the Company anticipates it will continue to moderate these expenses during 1999, relative to prior periods, and that these expenses may not vary directly with the level of revenues for that same period.

           Sales and Marketing. Sales and marketing expenses were $10.1 million, $14.0 million and $13.1 million in 1996, 1997 and 1998, respectively, representing 38%, 63% and 56% of revenues in 1996, 1997 and 1998, respectively. Sales and marketing expenses include personnel and associated costs relating to selling, sales support and marketing activities, including marketing programs such as trade shows and other promotional costs. In 1997, the increase over 1996 in total dollars in sales expenses resulted primarily from expansion of the Company's sales and support organizations and marketing is due to costs associated with increased levels of personnel being involved with marketing activities on a worldwide basis, as well as an increase in marketing program costs. In 1998, the decrease in sales and marketing expenses is due to the Company's refocusing of its sales and marketing efforts and a decrease in the level of personnel involved and expenses associated with those efforts. During 1996, 1997 and 1998, there were approximately 77, 95 and 88 people on average, respectively, primarily involved in sales activities. The Company intends to increase its sales and marketing spending in 1999.

           Administration. Administration expenses were $2.7 million, $3.0 million and $3.6 million in 1996, 1997 and 1998, respectively, representing 10%, 13% and 15% of revenues in 1996, 1997 and 1998, respectively. From 1996 to 1997 the dollar increases were primarily due to higher levels of staffing. From 1997 to 1998 the dollar increase were primarily due to increased levels of professional services fees. During 1996, 1997 and 1998, there were approximately 29, 38 and 39 people on average, respectively, primarily involved in administrative activities. The Company expects to increase the dollar amount of its administration expenditures in the future to support potential growth and to continue to meet the reporting and investor relations requirements imposed on a public company.

           Agency Grants. In 1992, 1994 and 1996 the Company secured grant aid in the amounts of $750,000, $850,000 and $793,000, respectively, from the IDA under an incentive program designed to induce organizations to locate and conduct business in Ireland. These grants are for six years each and are primarily dependent upon the creation and fulfillment of new jobs within the Company in Ireland. The Company reflected as reductions of operating expenses $413,000, $69,000 and $0 relating to these grants in 1996, 1997 and 1998, respectively. The Company has decreased its level of employment in Ireland in 1997 and 1998. However the Company is committed to retaining a significant and continuing presence in Ireland. The Company also received grant aid from the Technological Finance Authority - Berlin under an incentive program to promote research and development in small and medium-sized German-owned companies located in Berlin. The Company reflected as reductions of operating expenses $87,000, $0 and $0 relating to these grants in 1996, 1997 and 1998, respectively. As of August 31, 1996, the Company is no longer eligible to receive grants from the Technological Finance Authority - Berlin. The Company expects the level of grant aid it receives from differing sources to vary from year to year, primarily dependent upon its employment level in Ireland.

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

           Income (Loss) from Currency Fluctuations. Income (loss) from currency fluctuations was $(82,000), $39,000 and $241,000 in 1996, 1997 and 1998,
respectively. The differences resulted from changes in foreign currency rates.

           Interest Income. Interest income was $1.0 million, $1.2 million and $1.0 million in 1996, 1997 and 1998, respectively. The increase in 1997 resulted primarily from interest earned for the full twelve months of 1997 on the cash equivalents and marketable securities related to the Company's initial public offering in March 1996, partially offset by declining cash equivalents and marketable securities balances in 1997. The decrease in 1998 is primarily related to decreased levels of cash, cash equivalents and marketable securities.

           Provision for Income Taxes. During 1997 and 1998, the Company did not generate taxable income in the United States. In 1996, the Company utilized $390,000 of tax loss carryforwards to offset income otherwise taxable in the United States, which resulted in a significant reduction in income tax expense for that year. The Company has significant operations and generates a substantial portion of its taxable income in Ireland. Under a tax holiday due to terminate in 2010, the Company is taxed in Ireland on its "manufacturing income" at a 10% rate. For Irish tax purposes, most of the Company's operating income earned in Ireland is considered "manufacturing income." To qualify for this 10% rate, the Company must carry out "software development services" or "technical or consultancy services" (as defined in the Irish Finance Act 1980) in Ireland and qualify for an employment grant from the IDA. If the Company ceases to comply with these qualifications, all or a part of its taxable profits may be subject to a 32% tax rate on its post disqualification date taxable profits. Should this occur, or should Irish tax laws be rescinded or changed, the Company's net income could be materially adversely affected.

Liquidity and Capital Resources

           Prior to the Company's initial public offering in March 1996, the Company financed its operations primarily through private sales of equity securities. The Company received net proceeds of approximately $1.8 million in 1996 from the private sale of equity securities. In March 1996, the Company completed a public offering and sale of 2,300,000 shares of its Common Stock, resulting in net proceeds to the Company of approximately $18.3 million. Funds from the Company's equity financings continue to be used to fund the expansion of the Company's infrastructure and internal operations, including purchases of capital equipment and the hiring of additional personnel.

           The Company generated (used) cash from operating activities of $446,000, $(4,718,000) million and $266,000 in 1996, 1997 and 1998, respectively. Operating cash flows in 1998 relative to 1997 were positively affected by a decreased operating loss (net of adjustments to due depreciation and amortization and the provision for doubtful accounts, returns and price protection) and increased cash flow relative to a decreased level of other current assets and an increased level of other accrued expenses and deferred revenues. Operating cash flows in 1997 relative to 1996 were negatively affected by a significantly increased operating loss (net of adjustments due to depreciation and amortization and the provision for doubtful accounts, returns and price protection), partially offset by a decreased level of revenues. Cash flow from operations can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. In addition, the Company typically generates a large percentage of its quarterly revenues during the last few weeks of the quarter, which when coupled with payment terms in excess of 90 days on some of the larger sales tends to give rise to increases in accounts receivable. The Company expects that certain of the Company's larger sales will continue to have longer payment terms, thus slowing the cash flow cycle. The Company does not believe these longer payment terms are likely to have a material adverse effect on the collectibility of the related receivables.

           The Company currently anticipates that the Company's available cash, cash equivalents and marketable securities resources ($19.1 million as of December 31, 1998), will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2000.

Year 2000 Readiness

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

           The Company is currently in the process of testing and upgrading, where necessary, the current versions of its currently-offered software products to address the year 2000 issue. The Company intends to complete testing of all of those products by March 31, 1999 and expects those versions to be year 2000 compliant by June 30, 1999. The Company estimates that as of February 28, 1999 that Year 2000 compliant versions of its products are currently available in support of approximately 95% of its $14 million of product revenues for the year ended December 31, 1998. The Company believes that a number of its older or obsolete products and/or versions are not year 2000 compliant, and the Company currently does not intend to update such products or versions. The Company has taken and plans to continue to take appropriate steps to notify its customers and distribution channels about the year 2000 issues associated with the Company's products. The Company maintains on its website a list of the Company's current year 2000 compliant products (by product and version number). Customers under current support and maintenance agreements with the Company will be entitled to upgrade to a year 2000 compliant replacement product. The Company recently completed a mailing to its customers under support and maintenance agreements regarding the Company's year 2000 upgrade plans. The Company has given certain of its customers warranties with respect to year 2000 compliance and may have to offer updates, workarounds or replacement products to those customers. Through its website, the Company is encouraging customers not under support and maintenance agreements to contact the Company regarding possible upgrades or migration paths to address year 2000 issues. In addition to the information contained on the Company's website, the Company's regular newsletter contains similar information regarding year 2000 issues, and the Company plans to conduct a general customer mailing (including the Company's distribution channels and customers not under maintenance and support agreements) regarding such issues and the possible solutions. In certain cases, however, customers may need to make hardware and/or operating system changes in order to implement a year 2000 solution. In other cases, the Company will not be able to offer a solution. The Company plans to publish information regarding the older or obsolete products and versions that the Company does not intend to upgrade for year 2000 compliance. In the event that any of the products that the Company has made or intends to make year 2000 compliant suffer unanticipated failures as a result of year 2000 problems, the Company would deploy its engineering and technical support resources to implement a solution.

           Some of the Company's products incorporate software code supplied by third parties. The Company is currently working with such vendors to ensure that such code is updated to address year 2000 issues where appropriate. Because such third parties license their code to others in addition to the Company, the Company believes that such third parties will take measures to address any year 2000 issues with respect to such code. However, in the event that such third parties do not take actions to make the code year 2000 compliant or their actions prove insufficient, and where the Company has the right to make code modifications, the Company believes that is technical personnel, who are familiar with the code used in the Company's products, could make necessary modifications to correct problems that arise.

           The Company has not incurred substantial costs to date to address the year 2000 issue and does not expect the total costs of such project to be material to the Company's financial position. To date, the Company has spent approximately $325,000 in connection with actions taken by the Company to address year 2000 problems. The Company estimates remaining costs to be approximately $20,000. Such costs are being expensed as they are incurred and are being funded through operating cash flow. Cost estimates are based on currently available information. Factors that could affect these estimates include, but are not limited to, the availability and cost of trained personnel to evaluate and implement necessary changes, the ability to locate and correct noncompliant systems and the ability of the Company's customers and service providers to successfully implement year 2000 compliant systems or fixes. Any failure by the Company to make its products year 2000 compliant could result in a decrease in sales of the Company's products and/or possible claims against the Company by customers as a result of year 2000 problems caused by the Company's products. Despite the Company's efforts to address the year 2000 impact on its internal systems, products and business operations, the year 2000 issue may result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

Euro Impact

           In January 1999, eleven European countries, including Ireland, Germany and Italy, where the Company maintains significant operations, initiated the process to replace their individual national currencies with a single, shared new currency (the "Euro") as part of the program of European Economic and Monetary Union. It is expected that this process will be completed at the latest by end of June in the year 2002. Although transactions during this transitional period may still be consummated in the individual currencies of the member countries, the Company will be required to, and is currently in the process of, implementing modifications to its accounting systems as well as its contracts and other obligations in order to accommodate the Euro. The Company does not currently believe that it will incur a material financial expense in connection with such modifications. The introduction of the Euro, presents certain risks for the Company including, risks associated with its reduced ability to adjust pricing of its products based on local currencies, fluctuations in the Euro based on economic turmoil in countries other than those in which the Company does business and other risks normally associated with doing business in international currencies, any of which could have an adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)        Quantitative Information About Market Risk.

           The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains an investment policy designed to ensure the safety and preservation of its invested funds by limiting default risk, market risk and investment risk. As of December 31, 1998, the Company had $9.7 million and $9.5 million of cash and cash equivalents and marketable securities, respectively, with a weighted average variable rate of 3.70% and 5.55%, respectively.

           The Company attempts to mitigate default risk by attempting to invest in high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor and by placing its portfolio under the management of professional money managers who invest within specified parameters established by the Board of Directors. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

(b)        Qualitative Information About Market Risk.

           While the Company's consolidated financial statements are prepared in United States dollars, a substantial portion of the Company's worldwide operations have a functional currency other than the United States dollar. In particular, the Company maintains substantial development operations in Ireland, where the functional currency is the Irish Pound, Germany where the functional currency is the German Mark and Italy, where the functional currency is the Lira. In addition, a significant portion of the Company's revenues are also denominated in currencies other than the United States dollar. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. The Company does not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Page
                                                                             ----
Consolidated Balance Sheets ...............................................   32

Consolidated Statements of Operations .....................................   33

Consolidated Statements of Shareholders' Equity ...........................   34

Consolidated Statements of Cash Flows .....................................   35

Consolidated Statements of Comprehensive Income ...........................   36

Notes to Consolidated Financial Statements ................................   37

Report of Independent Accountants .........................................   54

                                     ISOCOR

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except numbers of shares)

                                                                                 December 31,
                                                                             --------------------
                                                                               1997        1998
                                                                             --------    --------
                             ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 10,784    $  9,656
  Marketable securities                                                         9,677       9,456
  Trade accounts receivable, net                                                9,100       8,900
  Other current assets                                                          1,993       1,805
                                                                             --------    --------

           Total current assets                                                31,554      29,817

Property and equipment, net                                                     2,405       2,380
Other assets                                                                      264         928
                                                                             --------    --------
           Total assets                                                      $ 34,223    $ 33,125
                                                                             ========    ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $    839    $  1,009
  Accrued expenses                                                              3,667       4,634
  Deferred revenues                                                             3,678       5,708
  Other current liabilities                                                       222       1,863
                                                                             --------    --------
          Total current liabilities                                             8,406      13,214

Other long-term liabilities                                                       133         146
                                                                             --------    --------
          Total liabilities                                                     8,539      13,360

Commitments and contingencies (Notes 6 and 7)

Shareholders' equity:
   Preferred stock, undesignated, authorized 2,000,000 shares, none issued          -           -
    or outstanding
  Common stock, no par value, authorized 50,000,000  shares, issued and outstanding 9,551,931 and 9,888,038
     shares in 1997 and 1998, respectively                                     39,359      39,758
  Notes receivable from shareholders                                              (56)        (15)
  Accumulated deficit                                                         (13,584)    (19,749)
  Deferred compensation                                                          (130)        (56)
  Accumulated comprehensive income (loss)                                          95        (173)
                                                                             --------    --------
          Total shareholders' equity                                           25,684      19,765
                                                                             --------    --------
          Total liabilities and shareholders' equity                         $ 34,223    $ 33,125
                                                                             ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                     ISOCOR

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                             Years Ended December 31,
                                                          --------------------------------
                                                            1996        1997        1998
                                                          --------    --------    --------
Revenues:
  Products                                                $ 21,288    $ 15,620    $ 13,959
  Services                                                   5,106       6,398       9,320
                                                          --------    --------    --------
         Total revenues                                     26,394      22,018      23,279

Cost of revenues:
  Products                                                   2,663       2,863       2,787
  Services                                                   2,405       2,804       5,071
                                                          --------    --------    --------
         Total cost of revenues                              5,068       5,667       7,858
                                                          --------    --------    --------

Gross profit                                                21,326      16,351      15,421
                                                          --------    --------    --------
Operating expenses:
  Engineering                                                9,041       7,867       5,885
  Sales and marketing                                       10,142      13,973      13,138
  Administration                                             2,676       2,967       3,556
  Agency grants                                               (500)        (69)          -
  Severance costs                                                -         681           -
                                                          --------    --------    --------
         Total operating expenses                           21,359      25,419      22,579
                                                          --------    --------    --------

Loss from operations                                           (33)     (9,068)     (7,158)
 Acquisition costs                                            (227)          -           -
 Income (loss) from currency fluctuations                      (82)         39         241
 Interest income                                             1,010       1,170       1,008
                                                          --------    --------    --------

 Income (loss) before income taxes and minority interest       668      (7,859)     (5,909)
 Provision for income taxes                                    185          45         237
                                                          --------    --------    --------
 Income (loss) before minority interest                        483      (7,904)     (6,146)
 Minority Interest                                               -           -          19
                                                          --------    --------    --------
Net income (loss)                                         $    483    $ (7,904)   $ (6,165)
                                                          ========    ========    ========

Net income (loss) per share, assuming no dilution         $   0.06    $  (0.83)   $  (0.63)
                                                          ========    ========    ========
Weighted average shares outstanding                          7,733       9,485       9,737
                                                          ========    ========    ========
Net income (loss) per share, assuming dilution            $   0.05    $  (0.83)   $  (0.63)
                                                          ========    ========    ========
Weighted average shares outstanding and dilutive shares      9,808       9,485       9,737
                                                          ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                     ISOCOR

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                    (in thousands, except numbers of shares)


                                                 Series A                    Series B                       Series C
                                             Preferred Stock               Preferred Stock               Preferred Stock
                                        -------------------------------------------------------------------------------------
                                         Number of                     Number of                     Number of
                                           Shares        Amount          Shares        Amount          Shares      Amount
                                        -----------    -----------    -----------    -----------    -----------    -------
Balances, December 31, 1995               1,875,000    $     4,846      2,066,655    $     8,341        857,142    $ 4,450

Initial public offering (IPO), net of
offering costs of $2,430

Conversion of preferred stock to         (1,875,000)        (4,846)    (2,066,655)        (8,341)      (857,142)    (4,450)
common stock at IPO

Issuance of common stock

Amortization of stock option
deferred compensation

Payments received on notes receivable

Net income

Currency translation
                                        -----------    -----------    -----------    -----------    -----------    -------
Balances, December 31, 1996                       -              -              -              -              -          -

Issuance of common stock

Amortization of stock option
deferred compensation

Issuance of notes receivable,
net of payments received

Net loss

Currency translation
                                        -----------    -----------    -----------    -----------    -----------    -------
Balances, December 31, 1997                       -             $-              -            $ -              -         $-

Issuance of common stock

Amortization of stock option
deferred compensation

Payments received on notes receivable

Net loss

Currency translation
                                        -----------    -----------    -----------    -----------    -----------    -------
Balances, December 31, 1998                       -    $         -              -    $         -              -    $     -
                                        ===========    ===========    ===========    ===========    ===========    =======


                                              Series D
                                           Preferred Stock                Common Stock
                                      -------------------------------------------------------
                                       Number of                    Number of                       Notes        Deferred
                                         Shares        Amount         Shares        Amount       Receivable    Compensation
                                      -----------    -----------    -----------   -----------    -----------   ------------
Balances, December 31, 1995               150,000    $       653      1,661,967   $       601    $       (45)   $      (280)

Initial public offering (IPO), net of                                 2,300,000        18,270
offering costs of $2,430

Conversion of preferred stock to         (150,000)          (653)     5,007,130        18,290
common stock at IPO

Issuance of common stock                                                346,144         1,886

Amortization of stock option
deferred compensation                                                                                                    75

Payments received on notes receivable                                                                     19

Net income

Currency translation
                                      -----------    -----------    -----------   -----------    -----------    -----------
Balances, December 31, 1996                     -              -      9,315,241        39,047            (26)          (205)

Issuance of common stock                                                236,690           312

Amortization of stock option
deferred compensation                                                                                                    75

Issuance of notes receivable,
net of payments received                                                                                 (30)

Net loss

Currency translation
                                      -----------    -----------    -----------   -----------    -----------    -----------
Balances, December 31, 1997                     -            $ -      9,551,931        39,359            (56)          (130)

Issuance of common stock                                                336,107           399

Amortization of stock option
deferred compensation                                                                                                    74

Payments received on notes receivable                                                                     41

Net loss

Currency translation
                                      -----------    -----------    -----------   -----------    -----------    -----------
Balances, December 31, 1998                     -    $         -      9,888,038   $    39,758    $       (15)   $       (56)
                                      ===========    ===========    ===========   ===========    ===========    ===========


                                                        Accumulated
                                        Accumulated    Comprehensive
                                          Deficit      Income (loss)     Total
                                        -----------    -------------  -----------
Balances, December 31, 1995             $    (6,163)   $        84    $    12,487

Initial public offering (IPO), net of                                      18,270
offering costs of $2,430

Conversion of preferred stock to                                                0
common stock at IPO

Issuance of common stock                                                    1,886

Amortization of stock option
deferred compensation                                                          75

Payments received on notes receivable                                          19

Net income                                      483                           483

Currency translation                                           (16)           (16)
                                        -----------    -----------    -----------
Balances, December 31, 1996                  (5,680)            68         33,204

Issuance of common stock                                                      312

Amortization of stock option
deferred compensation                                                          75

Payments received on notes receivable                                         (30)

Net loss                                     (7,904)                       (7,904)

Currency translation                                            27             27
                                        -----------    -----------    -----------
Balances, December 31, 1997                 (13,584)            95    $    25,684

Issuance of common stock                                                      399

Amortization of stock option
deferred compensation                                                          74

Payments received on notes receivable                                          41

Net loss                                     (6,165)                       (6,165)

Currency translation                                          (268)          (268)
                                        -----------    -----------    -----------
Balances, December 31, 1998             $   (19,749)   $      (173)   $    19,765
                                        ===========    ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                                     ISOCOR

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Years Ended December 31,
                                                                     --------------------------------
                                                                       1996        1997        1998
                                                                     --------    --------    --------
Cash flows from operating activities:
  Net income (loss) ...........................................      $    483    $ (7,904)   $ (6,165)
  Adjustments to reconcile net income (loss) to net cash (used)
  provided by operating activities
     Provision for doubtful accounts, returns and price
       protection .............................................         2,771       2,916       2,012

     Depreciation and amortization ............................         1,304       1,373       1,419
     Amortization of deferred compensation ....................            75          75          74
     Deferred rent ............................................           (21)        (26)          0
     (Increase)/decrease in:
       Trade accounts receivable ..............................        (5,322)     (1,735)       (598)
       Other current assets ...................................           104        (538)        624
       Other assets ...........................................           (81)         (5)         51
     Increase/(decrease) in:
       Accounts payable .......................................          (220)        105        (139)
       Accrued expenses .......................................           615         467       1,222
       Deferred revenues ......................................         1,220       1,176       1,908
       Product development obligation .........................          (445)       (380)          0
       Other current liabilities ..............................            34        (224)        (46)
       Other long-term liabilities ............................           (71)        (18)        (96)
                                                                     --------    --------    --------
          Net cash (used) provided by operating activities ....           446      (4,718)        266
                                                                     --------    --------    --------
Cash flows from investing activities:
  Cash paid for acquisition, net of cash acquired .............             0           0        (675)
  Purchase of property and equipment ..........................        (1,782)       (952)     (1,051)
  Purchase of marketable securities ...........................       (11,739)    (13,669)    (32,231)
  Sale of marketable securities ...............................             0       1,000      28,453
  Marketable securities at maturity ...........................             0      14,731       3,999
  Sale of minority interest in non-consolidated subsidiary ....           547           0           0
                                                                     --------    --------    --------
          Net cash (used) provided by investing activities ....       (12,974)      1,110      (1,505)
                                                                     --------    --------    --------
Cash flows from financing activities:
  Proceeds from the sale of stock .............................        22,595         285         438
  Costs related to initial public offering ....................        (2,430)          0           0
                                                                     --------    --------    --------
          Net cash provided by financing activities ...........        20,165         285         438
                                                                     --------    --------    --------
Effect of exchange rate changes on cash .......................          (143)        733        (327)
                                                                     --------    --------    --------
          Net increase (decrease) in cash .....................         7,494      (2,590)     (1,128)
Cash and cash equivalents, beginning of year ..................         5,880      13,374      10,784
                                                                     --------    --------    --------
Cash and cash equivalents, end of year ........................      $ 13,374    $ 10,784    $  9,656
                                                                     ========    ========    ========

Supplemental disclosure of cash flow information:
  Income taxes paid ...........................................      $    100    $      0    $      0


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                     ISOCOR

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 ( in thousands)

                                                                Years Ended December 31,
                                                             -----------------------------
                                                               1996       1997       1998
                                                             -------    -------    -------
Net income (loss)                                            $   483    $(7,904)   $(6,165)
Income (loss) from foreign currency translation                  (16)        27       (268)
                                                             -------    -------    -------
Comprehensive income (loss)                                  $   467    $(7,877)   $(6,433)
                                                             =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

      ISOCOR (the "Company") develops, markets and supports electronic messaging and directory infrastructure software products and services that enable businesses to engage in electronic communications over corporate networks and the Internet.

Principles of consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

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

Cash and cash equivalents

      The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these instruments approximate market value because of their short maturity.

Marketable securities

      The Company invests excess cash in a diversified portfolio consisting of a variety of securities including commercial paper, corporate notes and U.S. Government obligations all with maturities of one year or less. All of the Company's marketable securities have been classified as "available-for-sale" securities and are reported at fair value based on quoted market prices as required by Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities."




Concentration of credit risk

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company's accounts receivable are derived from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any unusual credit related losses. At December 31, 1997 and 1998, United States, Ireland and Other Europe represented 53%, 34%, 13% and 25%, 34% and 41%, respectively of the Company's net accounts receivable. At December 31, 1997 and 1998, the Company had balances held in U.S. banks of approximately $1,486,000 and $1,805,000 respectively, which exceeded federally insured limits. Cash equivalents are managed by major investment firms in accordance with the Company's investment policy.

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

Foreign currency translation

      Results of operations for foreign entities are translated using the average exchange rates during the period. Foreign entities' assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date, and resulting translation adjustments are recorded in a separate component of shareholders' equity. Actual gains or losses incurred on currency transactions in other than the entities' functional currencies are included in operations in the current period.

Comprehensive income

      In January 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

Revenue recognition

      In January 1998, the Company adopted the AICPA Accounting Standards Executive Committee Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4. SOP 97-2, as amended, supercedes the previous software revenue recognition standard, SOP 91-1. For software contracts not requiring software modification, the Company generally recognizes product revenue when all the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determinable, and (4) collectibility is probable. In addition, for contracts with multiple obligations (e.g. deliverable and undeliverable products, services and maintenance), revenue must be allocated to each component of the contract based on evidence of fair value which is specific to the Company, or for products not being sold separately, the price established by management. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license using contract accounting. Deferred revenues represent the difference between amounts invoiced and amounts recognized as revenues under software development and maintenance agreements. The Company recognizes service revenues from customer support and maintenance fees ratably over the term of the service period, which is typically 12 months. Payments for maintenance fees are generally made in advance. The Company recognizes service revenues from training activities as the services are provided. Amounts received in connection with a product development arrangement (See Note 12) under which the Company is committed to specific efforts are recognized as reductions in associated product development costs as those costs are incurred.

Segment reporting

      In 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the years ended December 31, 1996, 1997 and 1998. The Company operates in a single reportable segment; the development, marketing and support of electronic messaging and directory infrastructure software. The Company's operations consist of engineering, sales and marketing, administration and support in both the United States and Europe.

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

Excess of cost over net assets acquired

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

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the years ended December 31 (in thousands).

                                             1996      1997       1998
                                           -------   -------    -------
Numerator:
  Numerator for basic and diluted EPS-
   Net income (loss)                       $   483   $(7,904)   $(6,165)

Denominator:
 Denominator for basic EPS-
  Weighted average shares                    7,733     9,485      9,737

 Effect of dilutive securities:
    Stock options                              989         -          -
    Preferred Stock                          1,086         -          -
                                           -------   -------    -------

Denominator for diluted EPS-
  Adjusted weighted average shares
  And assumed conversions:                   9,808     9,485      9,737
                                           =======   =======    =======

      Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive were -0-, 2,050,265 and 2,339,291 shares in 1996, 1997 and 1998, respectively.

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

3.    MARKETABLE SECURITIES

      The Company held the following positions as of December 31 (dollars in thousands):

                                             1997        1998              Maturities
                                            ------       ------            -----------
Corporate notes....................         $8,182       $9,456            1-10 months
U.S. Government obligations........          1,495            0             1-6 months
                                            ------       ------
                                            $9,677       $9,456
                                            ======       ======

      Realized gains and losses are based on the book value of the specific securities sold and were immaterial during the years ended December 31, 1996, 1997 and 1998. At December 31, 1997 and 1998, the difference between cost and market value of the Company's marketable securities was not material.

4.    ACCOUNTS RECEIVABLE

      Trade accounts receivable, net of allowances as of December 31 were (dollars in thousands):

                                           1997        1998
                                         --------    --------
Accounts receivable ..................   $ 10,609    $ 11,035
Less: Allowance for doubtful accounts,
returns and price protection .........     (1,509)     (2,135)
                                         --------    --------
                                         $  9,100    $  8,900
                                         ========    ========

      As of December 31, 1997 and 1998, approximately 47% and 75% of the Company's trade accounts receivable were from customers located in Europe, respectively.



5.    PROPERTY AND EQUIPMENT

      Property and equipment as of December 31 consisted of the following (dollars in thousands).

                                   1997       1998
                                 -------    -------
Computer equipment ...........   $ 5,180    $ 6,575
Office equipment and furniture     1,876      2,187
                                 -------    -------
                                   7,056      8,762
Less accumulated depreciation     (4,651)    (6,382)
                                 -------    -------
                                 $ 2,405    $ 2,380
                                 =======    =======

      For the years ended December 31, 1996, 1997 and 1998, depreciation expense was $1,276,000, $1,362,000 and $1,107,000, respectively.

6.    ACQUISITIONS

           On July 15, 1998, the Company acquired a 60 percent interest in System Wizards S.p.A., which is primarily a services company and also distributes the Company's products in Italy, for $933,000 of which $720,000 was paid in cash at closing and $213,000 will be paid in installments through July 2000. As of December 31, 1998, $165,000 is included in other current liabilities and $48,000 is included in other long-term liabilities in the accompanying consolidated balance sheets for these remaining installments. The Company accounted for this transaction as a purchase and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their fair value. The $843,000 paid in excess of the net assets acquired has been allocated to goodwill, which is being amortized using the straight line method over an estimated life of five years and is included in other assets in the accompanying consolidated balance sheet as of December 31, 1998, net of accumulated amortization of $79,000. The Company is committed to purchase the remaining 40% of System Wizards within the period of January 1, 2000 to December 31, 2001 for a contingent amount based on revenues and net profits of System Wizards for the four quarters preceding the Company's option to purchase the remaining 40%, subject to various adjustments and maximums. The results of operations for this investment have been included in the consolidated statements of operations for the period subsequent to the acquisition and were insignificant prior to the acquisition.

           In October 1995, the Company acquired a 60 percent interest in a sales and distribution company located in Switzerland for 29,658 shares of Preferred Series B stock and $279,000 in cash. The transaction was recorded as a purchase and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their fair values. The $355,000 paid in excess of the net assets acquired is being amortized using the straight line method over an estimated useful life of five years and is included in other assets in the accompanying consolidated balance sheets as of December 31, 1997 and 1998, net of accumulated amortization of $122,000 and $188,000, respectively. The Company is committed to purchase the remaining 40 percent of this sales and distribution company between the dates of January 9, 1998 and January 8, 2000, at a price approximating net revenues for the four quarters preceding the Company's exercise of its option to purchase the remaining 40%, subject to various adjustments and maximums.

      Pursuant to a Stock Purchase Agreement dated August 29, 1996 by and among ISOCOR B.V., a wholly owned subsidiary of the Company, NetCS Informationstechnik GmbH, a corporation organized under the laws of the Federal Republic of Germany ("NetCS") and the stockholders of NetCS (the "Purchase Agreement"), the Company acquired all of the outstanding quota interests (shares) in NetCS in exchange for an aggregate of 475,000 shares of the

Company's common stock. The acquisition has been accounted for under "pooling of interests" accounting treatment, and therefore, as required by Accounting Principles Board Statement No. 16, the financial statements for 1996 herein have been restated as though the acquisition had been effected for all periods presented.

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

      Total rental expense for the years ended December 31, 1996, 1997 and 1998 was $1,128,000, $1,418,000 and $1,593,000 respectively.

      Future minimum rental commitments under operating leases are as follows (dollars in thousands):

          For the years ending December 31:
          ---------------------------------
          1999 ............................     $1,414
          2000 ............................        756
          2001 ............................        317
          2002 ............................         93
                                                ------
                                                $2,580
                                                ======

      As more fully described in Note 6, the Company is committed to purchase the remaining 40 percent interest not already owned by the Company of a sales and distribution company located in Switzerland and a services company located in Italy.

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

8.    ACCRUED EXPENSES

      Accrued expenses at December 31 were (dollars in thousands):

                                                           1997            1998
                                                          ------          ------
Salaries and related expenses ..................          $1,197          $1,262
Royalties ......................................             499             401
Commissions ....................................             464             461
Corporate and sales taxes ......................             184             351
Other ..........................................           1,323           2,159
                                                          ------          ------
                                                          $3,667          $4,634
                                                          ======          ======

9.    LONG-TERM LIABILITIES

      Long term liabilities at December 31 were (dollars in thousands):

                                                             1997           1998
                                                             ----           ----
Minority interest ................................           $ 79           $ 98
Deferred purchase payments .......................              0             48
Deferred rent ....................................              6              0
Deferred tax liability ...........................             48              0
                                                             ----           ----
                                                             $133           $146
                                                             ====           ====

10. SEVERANCE COSTS

      In June and October 1997, the Company approved and completed a restructuring of its United States and European operations pursuant to which certain employees were terminated. A total of $681,000 in severance costs were charged to operating expenses in 1997, of which $364,000 relates to engineering, $190,000 to sales and marketing, and $127,000 to administration. The total number of employees terminated was 35 within the following categories: 22 in engineering, 12 in sales and marketing, and one in administration. Approximately, $671,000 and $10,000 were paid in 1997 and 1998, respectively. No amounts remain in the consolidated balance sheet as of December 31, 1998.


11. INCOME TAXES

      The sources of income (loss) before income taxes for years ended December 31 are as follows (dollars in thousands):

                                                1996         1997         1998
                                              -------      -------      -------
United States ...........................     $  (182)     $(1,881)     $(4,516)
Foreign .................................         850       (5,978)      (1,393)
                                              -------      -------      -------
Income (loss) before income taxes .......     $   668      $(7,859)     $(5,909)
                                              =======      =======      =======

      The components of the provision for income taxes for the years ended December 31 are as follows (dollars in thousands):

                                            1996           1997           1998
                                            -----          -----          -----
     Current:
     U.S. Federal .................         $  18          $   -          $   -
     State ........................             5              1              1
     Foreign ......................           254             52            249
                                            -----          -----          -----
                                              277             53            250
                                            -----          -----          -----
     Deferred-foreign .............           (92)            (8)           (13)
                                            -----          -----          -----
Total .............................         $ 185          $  45          $ 237
                                            =====          =====          =====

      The Company's provision for income taxes is primarily attributable to taxable income in foreign jurisdictions, as the Company did not generate taxable income in the United States in 1997 and 1998, and in 1996 the Company utilized $390,000 of tax loss carryforwards to offset income otherwise taxable in the United States.

The components of the Company's net deferred taxes as of December 31 are as follows (dollars in thousands):

                                                           1997           1998
                                                         -------        -------
Deferred tax assets:
      Allowance for inventory, sales
           returns and doubtful accounts .........       $   320        $   384
      Accrued vacation ...........................            63             56
      Deferred revenues ..........................           954          1,584
      Property and equipment .....................           194            141
      Net operating loss carryforward ............         1,258          2,861
      Other ......................................            36             54
                                                         -------        -------
           Total deferred tax assets                       2,825          5,080

Valuation allowance ..............................        (2,825)        (5,080)
                                                         -------        -------
           Net deferred tax assets ...............             -              -
Deferred tax liability, property,
      equipment and computer software                        (48)             -
                                                         -------        -------
           Net deferred taxes ....................       $   (48)       $     0
                                                         =======        =======

     The valuation allowance on deferred tax assets increased by $67,000, $341,000 and $2,255,000 in 1996, 1997 and 1998, respectively. SFAS No. 109,
"Accounting for Income Taxes," requires that management evaluate a variety of factors in reaching a conclusion regarding whether a valuation allowance against deferred tax assets is required. The Company has considered a number of factors which impact the likelihood that the deferred tax assets will be recovered, including the Company's history of operating losses for federal and state tax reporting purposes and the likelihood that U.S. operations will generate taxable income during the carryforward period for unused net operating loss carryforwards. Management is unable to project significant taxable income from U.S. operations during the next two years and beyond and has therefore concluded, based upon a weighting of all available evidence, that it is more likely than not that deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its U.S. federal deferred tax assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of valuation allowance. At such time as it is determined more likely than not that deferred tax assets are realizable, the valuation allowance would be appropriately reduced.

      As of December 31, 1998, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $7.5 million and $3.5 million, respectively. These carryforwards, if unused, expire in various periods from 1999 to 2010.

      The overall effective tax rate differs from the statutory tax rate for the years ended December 31 as follows:

                                                             % of Pretax Income
                                                         ----------------------------
                                                          1996       1997       1998
                                                         ------     ------     ------
Tax provision based on the federal statutory rate ..       34.0%      34.0%      34.0%
U.S. loss not providing current tax benefit ........      (31.3)     (34.0)     (34.0)
Foreign taxes, net .................................       25.0         .6        4.0
                                                         ------     ------     ------
Effective tax rate .................................       27.7%        .6%       4.0%
                                                         ======     ======     ======


      The Company has significant operations and generates a substantial portion of its taxable income in Ireland. Under a tax holiday due to terminate in 2010, the Company is taxed in Ireland on its "manufacturing income" at a 10% rate. To qualify for this 10% tax rate, the Company must carry out "software development services" or "technical or consultancy services" (as defined in the Irish Finance Act 1980) in Ireland and qualify for an employment grant from the IDA. If the Company ceases to comply with these qualifications, all or a part of its taxable profits may be subject to a 32% tax rate on its post disqualification date taxable profits. Should this occur, or should Irish tax laws be rescinded or changed, the Company's net income could be materially adversely affected.

12.   SHAREHOLDERS' EQUITY

Preferred Stock

      At December 31, 1998, the Company has 2,000,000 shares of undesignated Preferred Stock authorized but none issued or outstanding. On March 14, 1996, the date of the initial public offering, all outstanding shares of Series A, B, C and D Preferred Stock were canceled upon their automatic conversion to Common Stock. Series A, B, C and D Preferred Stock had stated annual dividend rates of $.22500, $.32175, $.39375 and $.90 per share, respectively. No dividends were ever declared or paid.

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

13.   STOCK OPTION AND EMPLOYEE BENEFIT PLANS

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's Common Stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1996, 1997, and 1998 consistent with the fair value provisions of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below (amounts in thousands except per share amounts):

                                                                        1996           1997           1998
                                                                      --------       --------       --------
Net income (loss) as reported ...................................      $  483        $ (7,904)       $(6,165)
Net loss, pro forma .............................................      $ (584)       $(11,068)       $(8,883)
Net income (loss) per share assuming no dilution, as reported ...      $ 0.06        $  (0.83)       $ (0.63)
Net loss per share assuming no dilution, pro forma ..............      $(0.08)       $  (1.17)       $ (0.91)
Net income (loss) per share assuming dilution, as reported ......      $ 0.05        $  (0.83)       $ (0.63)
Net loss per share assuming dilution, pro forma .................      $(0.08)       $  (1.17)       $ (0.91)


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998.

                                                  1996         1997         1998
                                                  ----         ----         ----
Risk free interest rate .................         6.10%        6.13%        5.10%
Expected lives (years) ..................           4            4            4
Expected volatility .....................          70%         100%         100%
Expected dividends ......................           0            0            0


1992 Stock Option Plan

      The Company's 1992 Stock Option Plan (the "1992 Option Plan") permits the grant of both incentive stock options designed to qualify under IRC Section 422 and non-qualified stock options. A total of 2,950,000 shares of Common Stock has been reserved for issuance under the 1992 Option Plan. Incentive stock options may only be granted to employees of the Company whereas non-qualified stock options may be granted to employees and consultants. Each option, once vested, allows the optionee the right to purchase one share of the Company's Common Stock. The Board of Directors determines the exercise price of the options based on the fair market value of such shares on the date of grant; options granted to date generally vest ratably over four years and expire ten years from the date of the grant. Compensation expense equal to the difference between the assumed fair value of the Company's Common Stock at the grant date and the exercise price of the options, if any, is recognized ratably over the vesting period.

1996 Directors' Stock Option Plan

      In 1996, the Company adopted the 1996 Directors' Stock Option Plan (the "Directors' Plan"). A total of 150,000 shares of Common Stock has been reserved for issuance under the Directors' Plan. The Directors' Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company ("outside directors"), including an option to purchase 10,000 shares of Common Stock on the date on which the optionee first becomes a nonemployee director of the

Company or January 18, 1996 with respect to the Company's then current nonemployee directors ("First Option"). Each First Option granted vests in installments cumulatively as to 25% of the shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option. Thereafter, each outside director will be automatically granted an option to purchase 2,500 shares of Common Stock on the first calendar day of the Company's fiscal year commencing in or after 1997 if, on such date, the optionee shall have served on the Company's Board of Directors for at least six months ("subsequent option"). The subsequent options shall vest on the fourth anniversary of the date of grant, subject to continued service as an outside director. The exercise price per share of all options granted under the Directors' Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant of the option.

     The following tables summarize certain information relative to the 1992 Option Plan and the Directors' Plan.


                                                                                       Weighted Average       Weighted Fair Value at
                                                   Shares       Exercise Price Range   Exercise Price               Grant Date
                                                 -----------    --------------------   -----------------      ----------------------
Outstanding at December 31, 1995.............     1,051,387      $.3750 to $7.50            $0.83

Granted
  Option price = Grant date market price.....     1,219,700      $ 6.44 to $12.50           $7.06                    $4.96
Exercised....................................     (139,554)      $ .3750 to $5.00           $0.49
Canceled or expired..........................     (123,945)      $.3750 to $12.50           $5.13
                                                  ---------
Outstanding at December 31, 1996.............     2,007,588      $.3750 to $12.50           $1.96
                                                  =========

Granted
  Option price = Grant date market price.....       683,000       $2.313 to $5.50           $2.86                    $2.27
  Option price < Grant date market price.....       119,500           $2.625                $2.63
Exercised....................................     (143,497)      $.3750 to $2.625           $0.90
Canceled or expired..........................     (616,326)       $.3750 to $8.00           $5.75
                                                  ---------
Outstanding at December 31, 1997.............     2,050,265       $.3750 to $8.00           $2.23
                                                  =========

Granted
  Option price = Grant date market price.....       787,200      $1.625 to $3.00            $2.84                   $1.97
Exercised....................................     (194,912)       $.375 to $2.75            $0.78
Canceled or expired..........................     (303,262)       $.375 to $8.00            $2.77
                                                  ---------
Outstanding at December 31, 1998.............     2,339,291       $.375 to $8.00            $1.71
                                                  =========


     The following table summarizes information about the stock options at December 31:

                                            1996              1997                 1998
                                           -------           -------              -------
Options exercisable                        504,769           817,517              978,853
Options available for future grant         570,328           384,154              250,216

     The following table summarizes information about the stock options outstanding and exercisable at December 31, 1998:


                                                            Weighted Average
Options Outstanding             Number Outstanding as of        Remaining        Weighted Average
Range of Exercise Price            December 31, 1998        Contractual Life      Exercise Price
------------------------        ------------------------    ----------------     ----------------
$0.00 to $1.99                        2,271,250                          8.0          $1.62
$2.00 to $3.99                           43,041                          4.3          $2.80
$4.00 to $5.99                            5,000                          8.0          $5.50
$6.00 to $8.00                           20,000                          7.0          $8.00
                                   ------------                     --------         ------
                                      2,339,291                          7.9          $1.71
                                   ============

Options Exercisable          Number Exercisable as of         Weighted Average
Range of Exercise Prices       December 31, 1998               Exercise Price
                            --------------------------    --------------------------
$0.00 to $1.99                       952,379                       $1.38
$2.00 to $3.99                         9,498                       $2.68
$4.00 to $5.99                         2,394                       $5.50
$6.00 to $8.00                        14,582                       $8.00
                                     -------
                                     978,853                       $1.50
                                     =======

      Effective April 1, 1997 (the "1997 Grant Date") all optionees under the 1992 Option Plan holding stock options with exercise prices in excess of the fair market value of the Company's Common Stock received one-for-one repricing of their then-existing unexercised stock options with a new exercise price set at $2.625 per share, the closing sales price and fair market value of the Company's Common Stock on the 1997 Grant Date. The number of stock options affected was 1,235,065. Other than the change in the exercise price, the affected options remained the same.

      Effective December 11, 1998 (the "1998 Grant Date") all then-current employees and consultants holding options under the 1992 Option Plan with exercise prices in excess of the fair market value of the Company's Common Stock received one-for-one repricing of their then-existing unexercised stock options with a new exercise price set at $1.8125 per share, the closing sales price and fair market value of the Company's Common Stock on the 1998 Grant Date. The number of stock options effected was 1,857,900. Other than the change in the exercise price, the affected options remained the same.

1996 Employee Stock Purchase Plan

      In 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 250,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Company's Common Stock on the first day or the last day of each six-month purchase period. As of December 31, 1997 and 1998, there were 96,901 and 144,946 shares, respectively, issued under the Purchase Plan.

401(k) Salary Reduction Plan and Trust

      In 1992, the Company adopted the ISOCOR 401(k) Salary Reduction Plan and Trust (the "Plan") for all qualified employees electing participation in the Plan. Employees can contribute 2%-15% of eligible earnings to the Plan subject to Internal Revenue Service limitations. No Company contributions were made to the Plan for the years ended December 31, 1996, 1997 and 1998.

14.   GEOGRAPHICAL AREA INFORMATION

      The Company operates in a single reportable segment; the development, marketing and support of off-the-shelf electronic messaging and directory infrastructure software. The Company's operations consist of engineering, sales and marketing, administration and support in both the United States and Europe.

      Revenues for the years ended December 31 and identifiable assets as of December 31, classified by the major geographical areas in which the Company operates, are as follows (dollars in thousands):

                                               1996         1997         1998
                                             --------     --------     --------
Revenues:
United States ...........................    $ 10,927     $ 11,077     $  7,917
Ireland .................................      15,932       13,382       13,751
Other Europe ............................       7,226        8,245       12,773
Intercompany elimination ................      (7,691)     (10,686)     (11,162)
                                             --------     --------     --------
                                             $ 26,394     $ 22,018     $ 23,279
                                             ========     ========     ========

Identifiable assets:
United States ...........................    $ 29,304     $ 26,123     $ 21,207
Ireland .................................       9,146        5,393        5,650
Other Europe ............................       2,848        2,707        6,268
                                             --------     --------     --------
         Total ..........................    $ 41,298     $ 34,223     $ 33,125
                                             ========     ========     ========


      The Company's intercompany eliminations represent transfers of goods and services between its subsidiaries. Export sales from the United States and Ireland for the years ended December 31, 1996, 1997 and 1998 were $2,131,000, $2,086,000 and $2,485,000, respectively. The majority of these sales were made to Asia and South America.

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

15.    RELATED PARTY TRANSACTIONS

      Included in related party revenues for the years ended December 31, 1996, 1997 and 1998 was approximately $272,000, $95,000 and $45,000, respectively, relating to software license agreements with a shareholder.

      Included in revenue for the year ended December 31, 1996, 1997 and 1998 was approximately $292,000, $58,000 and $345,000 respectively relating to a software license and maintenance agreement with an affiliate of a shareholder. Included in accounts receivable as of December 31, 1997 and 1998 was $46,000 and $82,000, respectively, relating to this distributor. Included in accounts payable as of December 31, 1997 and 1998 was $96,000 and $0, respectively, relating to the consulting services.

      During 1997 and 1998, the Company reflected as a reduction of operating expenses $380,000 and $0, respectively, relating to product development efforts committed to and performed by the Company under the Series D Preferred Stock Purchase Agreement discussed in Note 12 above.


16.  AGENCY GRANTS

      During 1992, 1994 and 1996, the IDA approved grant agreements with one of the Company's international subsidiaries for approximately $750,000, $850,000 and $793,000, respectively, over six years. The Company reflected as reduction of operating expenses $413,000, $69,000 and $0 relating to these grants for the years ended December 31, 1996, 1997 and 1998, respectively. These grants are based upon the Company's creation and fulfillment of new jobs in Ireland and include remedy provisions employed by the IDA to pursue partial revocation of amounts granted in the event the recipient of the grant substantially vacates its presence in Ireland during a period of five to seven years from date of grant. While the Company's level of employment within Ireland in 1997 and 1998 has declined, the Company's plans include a commitment to a significant continuing presence in Ireland. There can be no assurance that the IDA will not seek partial revocation of prior grants, that the Company will continue to qualify for this grant aid or be eligible for future grants or that the Company's results of operations will not be materially adversely affected by the loss of grant aid.

      The Economic and Technological Finance Authority - Berlin ("Authority") makes grants to promote research and development in small and medium-sized German-owned companies located in Berlin. The grants are paid quarterly based upon actual development costs, including salaries, and depend upon the work being carried out in Berlin. The Company reflected as a reduction of operating expenses $87,000, $0 and $0 relating to these grants for the years ended December 31, 1996, 1997 and 1998, respectively. Although remedy provisions exist for the recoverability of such grants if certain conditions are not met, the Company has been assured by the Authority that no recovery of the grants made to NetCS is contemplated, and accordingly, no liability has been recognized in the financial statements for this contingency. The Company is no longer eligible to receive these grants in Germany.

                        REPORT OF INDEPENDENT ACCOUNTANTS

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity, of cash flows and of comprehensive income present fairly, in all material respects, the financial position of ISOCOR (the "Company") and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index on page 59 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                              PricewaterhouseCoopers LLP


Los Angeles, California
February 10, 1999

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

           Not applicable.


                                    PART III

           Certain information required by Part III is omitted from this report because the Registrant will file its 1999 Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A as promulgated by the U.S. Securities and Exchange Commission for its Annual Meeting of Shareholders to be held May 13, 1999.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The current directors and executive officers of the Company, and their ages as of December 31, 1998, are as follows:

                NAME                    AGE                POSITION
                ----                   -----               --------
Andrew De Mari....................       59     Chairman of the Board of Directors
Paul Gigg.........................       45     President, Chief Executive Officer and Director
C. Raomal Perera..................       41     Senior Vice President, Engineering
Janine M. Bushman.................       44     Vice President, Finance and Administration, Chief
                                                    Financial Officer and Director
Karl Klessig......................       57     Vice President, Marketing and Strategic Alliances
Alex Lazar........................       41     Vice President, North American Sales
Abraham Levine....................       50     Vice President, Professional Services
Barry Wyse........................       37     Vice President, Engineering
Dennis Cagan......................       54     Director
Alexandra Giurgiu (1)(2)..........       39     Director
G. Bradford Jones (1)(2)..........       42     Director
Bill Yundt .......................       58     Director

------------------

           (1) Member of the Compensation Committee

           (2) Member of the Audit Committee

Andrew De Mari is a founder of the Company, was elected Chairman of the Board of Directors in November 1997 and has been a member of the Board of Directors since the Company's inception in 1991. Prior to becoming Chairman, Dr. De Mari served as the Company's President and Chief Executive Officer since its founding in 1991. Prior to founding ISOCOR, Dr. De Mari was a founder of Retix, a networking equipment company, and a Vice President of Compucorp, a office automation product manufacturer. Dr. De Mari holds M.S.E.E. and Ph.D. degrees in Electrical Engineering from the California Institute of Technology and Dott. Ing. Electrical Engineering from the Politecnico di Torino, Italy.

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

C. Raomal Perera is a founder of the Company and has had overall responsibility for the Irish operations of ISOCOR since June 1991. He was elected as an officer of ISOCOR in November 1992 and currently holds the position of Senior Vice President Engineering and General Manager, ISOCOR Ireland. Prior to that, he was the Software Research and Development Manager for Artist Graphics, a manufacturer of computer peripherals, from September 1990 to June 1991. For two years prior to that, Mr. Perera was employed by Retix as Associate Vice President, OSI Technology Unit and prior to that, Director of Engineering and Software Development Manager of Retix Research and Development Centre in Ireland. Mr. Perera holds a B.S.E.E. degree from the University of Wales, United Kingdom.

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

Karl Klessig joined the Company in May 1998, and was elected Vice President, Marketing and Strategic Alliances in October 1998. Prior to joining ISOCOR, Mr. Klessig was the founder of Enterprise Solutions Limited (ESL), where he served as a Director from its inception in 1991, and as President and CEO until 1997. ESL develops, manufactures and distributes electronic messaging and directory solutions. Prior to that he was the founder, President and CEO of Quadratron Systems Limited, an Office Automation Software company, from 1983 until 1991. Prior to 1983 Mr. Klessig founded four other companies, and was responsible for the management and restructuring of five other companies. Mr. Klessig holds a B.S. degree in Physics from Illinois Institute of Technology, where he serves on the Board of Overseers, and a Masters of International Business Administration from West Coast University.

Alex Lazar joined the Company in November 1993 and was elected to the position of Vice President, North American Sales in July 1997. Prior to joining the Company, Mr. Lazar was Vice President, Sales and Support and a founder of Isicad, a network management software company, which position he held from 1987 to 1993. Mr. Lazar holds a B.S. from DePaul University.

Abraham Levine joined the Company in January 1999 as Vice President, Professional Services. Prior to joining the Company, Mr. Levine was Vice President of Professional Services at Software.com, an Internet Messaging company, from May 1997 to December 1998. Prior to this, Mr. Levine was Vice President and General Manager of Business Intranet Solutions at Sprint (a telecommunications company) from February 1996 to February 1997. Previously, Mr. Levine held several positions, including Sprint Global Executive, at Control Data Systems a messaging product and integration company from February 1989 to February 1996 and March 1997 to May 1997. Mr. Levine holds a Bachelor of Science degree in Business Administration from California State University at Northridge.

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

Dennis Cagan was elected to the Board of Directors of the Company in August 1997 and has also served as a consultant to the Company since that time. Commencing in January 1999 he became CEO of MessageMedia, Inc. a services company providing customer relationship management and direct marketing via Internet e-mail. Mr. Cagan has been President of Cagan Co., Inc., a management consulting firm, since 1981 and also serves as Chairman of the Board of Acorn Technologies, Inc. He also currently serves on the Board of Directors of Sanctuary Woods Multimedia Corp. and MessageMedia, Inc.

Alexandra Giurgiu became a member of the Company's Board of Directors in May 1993. She is Managing Director and Executive Officer of 4c Ventures, L.P., a venture capital partnership, since 1994. From 1984 to 1985, she was Director of International Operations for Lifeboat Associates, a software distribution and publishing company. Additionally, she currently serves on the Board of Directors of Object Design, Wireless Access, Hands-On Technology and Alacrity Systems.

G. Bradford Jones became a member of the Company's Board of Directors in July 1991. He is a general partner in the venture capital firm of Brentwood Associates, which he joined in 1981. Mr. Jones also serves on the Board of Directors of Onyx Acceptance Corp., Interpore International and Aastrom Biosciences.

Bill Yundt joined the Company's Board of Directors in May 1998. He is Vice President, Networking at WebTV Networks, Inc. ("WebTV"), a subsidiary of Microsoft Corporation where he has been employed since June 1996. Prior to joining WebTV Mr. Yundt served as Vice President of BBN Planet Corporation, a computer hardware hosting service provider, from September 1994 to May 1996. Mr. Yundt was founder and CEO of BARRNet (Bay Area Regional Network), an internet service provider, in 1993 where he was active through

1996 and was employed as Director of Networking and Distributed Computing for Stanford University from November 1969 through August 1994.

Further information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in the Registrant's 1999 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

           The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Compensation of Executive Officers" in the Company's 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          Page
                                                                          ----

(a)        (1)       Consolidated Financial Statements:.....................31

           (2)       Financial Statement Schedule:..........................S-1

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

2.1* Stock Purchase Agreement by and among Registrant, NetCS and the stockholders of NetCS dated August 29, 1996.

2.2*       Escrow Agreement dated August 29, 1996.

3.1+       Amended and Restated Articles of Incorporation of Registrant.

3.2+       Amended and Restated Bylaws of Registrant.

3.3++      Certificate of Amendment to Bylaws of Registrant dated November 5,
           1997.

3.4        Certificate of Amendment to Bylaws of Registrant dated May 13, 1998.

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

10.16++    Lease dated March 3, 1998 between the Registrant and Spieker
           Properties.

10.17++    Letter Agreement dated December 3, 1997 between ISOCOR B.V. and
           Forfas.

10.18++    Agreement between Andrew De Mari and the Registrant dated November 5,
           1997.

10.19++    Letter Agreement between the Registrant and Paul Gigg dated December
           9, 1997.

10.20++ Consultancy Agreement between the Registrant and Cagan Co. Inc., dated September 1, 1997 and related work orders dated September 1, 1997 and February 11, 1998.

10.21o++++ Software License Agreement between the Registrant and Netscape
           Communications Corporation dated September 30, 1998.

21.1+      Subsidiaries of Registrant.

23.1       Consent of Independent Accountants.

24.1       Power of Attorney (see page 62).

27.1       Financial Data Schedule

27.2       Financial Data Schedule

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

++ Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

- Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits," of the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

++         Confidential treatment granted by order effective March 13, 1996.

++++       Confidential treatment granted by order effective March 1, 1999.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ISOCOR

Date: March 30, 1999                 By: /s/ PAUL GIGG
                                        -------------------------------------
                                        Paul Gigg, President and Chief Executive
                                        Officer

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

            Signature                                        Title                                    Date
----------------------------------   -----------------------------------------------------       --------------

     /s/ ANDREW DE MARI                       Chairman of the Board of Directors                 March 30, 1999
---------------------------------
        (Andrew De Mari)

        /s/ PAUL GIGG                       President, Chief Executive Officer and               March 30, 1999
---------------------------------
           (Paul Gigg)                      Director (Principal Executive Officer)

    /s/ JANINE M. BUSHMAN                         Vice President, Finance and                    March 30, 1999
---------------------------------
       (Janine M. Bushman)           Administration, Chief Financial Officer and Director
                                         (Principal Financial and Accounting Officer)

      /s/ DENNIS CAGAN                                     Director                              March 30, 1999
---------------------------------
         (Dennis Cagan)

    /s/ ALEXANDRA GIURGIU                                  Director                              March 30, 1999
---------------------------------
       (Alexandra Giurgiu)

    /s/ G. BRADFORD JONES                                  Director                              March 30, 1999
---------------------------------
       (G. Bradford Jones)

       /s/ BILL YUNDT                                      Director                              March 30, 1999
---------------------------------
          (Bill Yundt)


                                     ISOCOR

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            Balance at        Charged to                       Balance at
                                            beginning         costs and                           end
       Account Description                  of period         expenses         Deductions      of period
-----------------------------------         ---------         --------         ----------      ---------

Year ended December 31, 1996

  Allowance for doubtful accounts,
     returns, and price protection .         $  (586)         $(2,771)         $ 1,710         $(1,647)

Year ended December 31, 1997

  Allowance for doubtful accounts,
     returns, and price protection .         $(1,647)         $(2,916)         $ 3,054         $(1,509)

Year ended December 31, 1998

Allowance for doubtful accounts,
     returns, and price protection .         $(1,509)         $(2,012)         $ 1,386         $(2,135)