Form 10-Q
period 1999-03-31
ISOCOR
filed 1999-05-12
CIK 879283

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________ to_________
                        Commission File Number 000-27900


                                    ISOCOR(R)
             (Exact name of Registrant as Specified in Its Charter)


               California                                      95-4310259
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification No.)
            or Organization)

  3420 Ocean Park Blvd., Santa Monica, CA                        90405
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

                              Yes [X]   No [ ]


            10,176,981 Shares of Common Stock of the Registrant were
                        outstanding as of March 31, 1999

                                     ISOCOR
                               INDEX TO FORM 10-Q

                                                                                 Page
                                                                                 ----
Part I  Financial Information

    Item 1. Financial Statements

        Consolidated Balance Sheets at December 31, 1998
        and March 31, 1999........................................................ 3

        Consolidated Statements of Operations for the three months ended March 31, 1998 and 1999............................................. 4

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 1998 and 1999...................................... 5

        Consolidated Statements of Comprehensive Income for the three months ended March 31, 1998 and 1999...................................... 6

        Notes to Consolidated Financial Statements................................ 7

    Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations................................................ 11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 16

Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K..................................... 17

Signature........................................................................ 18

                                     ISOCOR
                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                    December 31,      March 31,
                                                                        1998             1999
                                                                      --------         --------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                           $  9,656         $ 11,875
  Marketable securities                                                  9,456            6,999
  Trade accounts receivable, net                                         8,900            7,429
  Other current assets                                                   1,805            3,116
                                                                      --------         --------

           Total current assets                                         29,817           29,419

Property and equipment, net                                              2,380            2,301
Other assets                                                               928            1,739
                                                                      --------         --------
           Total assets                                               $ 33,125         $ 33,459
                                                                      ========         ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $  1,009         $  1,898
  Accrued expenses                                                       4,634            4,664
  Deferred revenues                                                      5,708            6,477
  Other current liabilities                                              1,863            1,664
                                                                      --------         --------
          Total current liabilities                                     13,214           14,703

Other long-term liabilities                                                146              127
                                                                      --------         --------
          Total liabilities                                             13,360           14,830

Commitments and contingencies

Shareholders' equity:
  Preferred stock , undesignated, authorized 2,000,000 shares,              --               --
     none issued or outstanding
  Common stock, authorized 50,000,000 shares,
     issued and outstanding 9,888,038 and 10,176,981 shares at
     December 31, 1998 and March 31, 1999, respectively                 39,758           40,083
  Notes receivable from shareholders                                       (15)             (15)
  Accumulated deficit                                                  (19,749)         (21,662)
  Deferred compensation                                                    (56)             (37)
  Accumulated comprehensive income (loss)                                 (173)             260
                                                                      --------         --------
    Total shareholders' equity                                          19,765           18,629
                                                                      --------         --------
      Total liabilities and shareholders' equity                      $ 33,125         $ 33,459
                                                                      ========         ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                     ISOCOR
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       Three Months  Ended March 31,
                                                          1998             1999
                                                        --------         --------
Revenues:

  Products                                              $  3,285         $  4,016
  Services                                                 1,762            2,912
                                                        --------         --------
         Total revenues                                    5,047            6,928
                                                        --------         --------

Cost of revenues:

  Products                                                   545              726
  Services                                                   921            2,209
                                                        --------         --------
         Total cost of revenues                            1,466            2,935
                                                        --------         --------
Gross profit                                               3,581            3,993
                                                        --------         --------

Operating expenses:

  Engineering                                              1,454            1,395
  Sales and marketing                                      3,560            3,267
  Administration                                             812              962
                                                        --------         --------
         Total operating expenses                          5,826            5,624
                                                        --------         --------

Loss from operations                                      (2,245)          (1,631)
  Loss from currency fluctuations                           (163)            (479)
  Interest income                                            311              222
                                                        --------         --------

  Loss before income taxes and minority interest          (2,097)          (1,888)
  Provision for income taxes                                  17               45
                                                        --------         --------
  Loss before minority interest                           (2,114)          (1,933)
  Minority interest                                           --              (19)
                                                        --------         --------
Net loss                                                $ (2,114)        $ (1,914)
                                                        ========         ========

Net loss per share (basic and diluted)                  $  (0.22)        $  (0.19)
                                                        ========         ========
Weighted average shares outstanding                        9,595           10,028
                                                        ========         ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                     ISOCOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                              Three Months Ended March 31,
                                                                             -----------------------------
                                                                               1998                 1999
                                                                             --------             --------
Cash flows from operating activities:
  Net loss                                                                   $ (2,114)            $ (1,914)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
    Provision for doubtful accounts, returns and price protection                 221                 (112)
    Depreciation and amortization                                                 247                  302
    Amortization of deferred compensation                                          19                   19
    Minority interest                                                               0                  (19)
    (Increase) / decrease in:
      Trade accounts receivable                                                  (635)               1,072
      Other current assets                                                       (819)              (1,490)
      Other assets                                                                  4                 (894)
    Increase / (decrease) in:
      Accounts payable                                                            (88)                 979
      Accrued expenses                                                            464                 (124)
      Deferred revenues                                                           820                1,388
      Other current liabilities                                                     1                    0
      Other long-term liabilities                                                 (11)                   0
                                                                             --------             --------
      Net cash used by operating activities                                    (1,891)                (793)
                                                                             --------             --------

Cash flows from investing activities:
  Purchase of property and equipment                                              (82)                (260)
  Purchase of marketable securities                                           (19,548)              (1,978)
  Sale of marketable securities                                                 2,500                    0
  Marketable securities at maturity                                            15,920                4,435

                                                                             --------             --------
      Net cash (used) provided by investing activities                         (1,210)               2,197
                                                                             --------             --------

Cash flows from financing activities:
  Proceeds from the sale of common stock, net                                      95                  325

                                                                             --------             --------
      Net cash provided by financing activities                                    95                  325
                                                                             --------             --------

Effect of exchange rate changes on cash                                           270                  490
                                                                             --------             --------

      Net  increase (decrease) in cash                                         (2,736)               2,219

Cash and cash equivalents, beginning of year                                   10,784                9,656
                                                                             --------             --------

Cash and cash equivalents, end of period                                     $  8,048             $ 11,875
                                                                             ========             ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                     ISOCOR
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (DOLLAR AMOUNTS IN THOUSANDS)



                                                           Three Months Ended March 31,
                                                             1998                1999
                                                           -------             -------
Net Loss                                                   $(2,114)            $(1,914)

Income/(loss) from foreign currency translation                177                (433)
                                                           -------             -------

Comprehensive Loss                                         $(1,937)            $(2,347)
                                                           =======             =======



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                     ISOCOR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by ISOCOR (the "Company"), pursuant to the regulations of the U.S. Securities and Exchange Commission, but are not audited. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position at March 31, 1999, and the consolidated statements of operations, of cash flows and of comprehensive income for the three month periods ended March 31, 1998 and 1999. These interim statements do not include all of the disclosures required by generally accepted accounting principles for annual statements.

The statements of operations and cash flows for the 1999 interim periods are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as of December 31, 1998, as filed with the Securities and Exchange Commission.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company's accounts receivable are derived from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any unusual credit-related losses. At December 31, 1998 and March 31, 1999, United States, Ireland and rest of Europe represented 25%, 34% and 41%, and 20%, 37% and 42%, respectively, of the Company's net accounts receivable. At December 31, 1998 and March 31, 1999, the Company held balances in U.S. banks of approximately $1,805,000 and $1,586,000, respectively, which exceeded federally insured limits. Cash equivalents are managed by major investment firms in accordance with the Company's investment policy.

Comprehensive income

In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

Revenue recognition

In January 1998, the Company adopted the AICPA Accounting Standards Executive Committee Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4. SOP 97-2, as amended, supercedes the previous software revenue recognition standard, SOP 91-1. For software contracts not requiring software modification, the Company generally recognizes product revenue when all the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determinable, and (4) collectibility is probable. In addition, for contracts with multiple obligations (e.g. deliverable and undeliverable products, services and maintenance) revenue must be allocated to each component of the contract based on evidence of fair value which is specific to the Company, or for products not being sold separately, the price established by management with relevant authority. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license using contract accounting. Deferred revenues represent the difference between amounts invoiced and amounts recognized as revenues under software development and maintenance agreements. The Company recognizes service revenues from customer support and maintenance fees ratably over the term of the service period, which is typically 12 months. Payments for maintenance fees are generally made in advance. The Company recognizes service revenues from training activities as the services are provided.

                                     ISOCOR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

Segment reporting

In 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in a single reportable segment; the development, marketing and support of electronic messaging and directory infrastructure software. The Company's operations consist of engineering, sales and marketing, administration and support in both the United States and Europe.


2. ACQUISITION

On July 15, 1998, the Company acquired a 60 percent interest in System Wizards S.p.A., which is primarily a services company and also distributes the Company's products in Italy, for $933,000 of which $720,000 was paid in cash at closing and $213,000 will be paid in installments through July 2000. $165,000 is included in other current liabilities and $48,000 is included in other long-term liabilities in the accompanying consolidated balance sheet as of March 31, 1999 for these remaining installments. The Company accounted for this transaction as a purchase and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their fair value. The $843,000 paid in excess of the net assets acquired has been allocated to goodwill, which is being amortized using the straight line method over an estimated life of five years and is included in other assets in the accompanying consolidated balance sheet as of March 31, 1999, net of accumulated amortization of $120,000. The Company is committed to purchase the remaining 40% of System Wizards within the period of January 1, 2000 to December 31, 2001 for a contingent amount based on revenues and net profits of System Wizards for the four quarters preceding exercise of the Company's option to purchase the remaining 40%, subject to various adjustments and maximums. The results of operations for this investment have been included in the consolidated statements of operations for the period subsequent to the acquisition and were insignificant prior to the acquisition.


3. MARKETABLE SECURITIES

The Company held the following positions as of December 31, 1998 and March 31, 1999 (dollars in thousands):

                                               December 31, 1998      March 31, 1999
                                               -----------------      --------------
                                                                        (Unaudited)
Corporate notes ......................               $9,456               $6,999
U.S. Government obligations ..........                    0                    0
                                                     ------               ------
                                                     $9,456               $6,999
                                                     ======               ======

                                     ISOCOR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

4.  ACCOUNTS RECEIVABLE

Trade accounts receivable, net of allowances as of December 31, 1998 and March 31, 1999 were as follows (dollars in thousands):

                                               December 31, 1998    March 31, 1999
                                               -----------------    --------------
                                                                      (Unaudited)
Accounts receivable ..................            $ 11,035             $  9,345
Less: Allowance for doubtful accounts,
returns and price protection .........              (2,135)              (1,916)
                                                  --------             --------
                                                  $  8,900             $  7,429
                                                  ========             ========


5. ACCRUED EXPENSES

Accrued expenses at December 31, 1998 and March 31, 1999 were as follows (dollars in thousands):

                                                December 31, 1998     March 31, 1999
                                                -----------------     --------------
                                                                        (Unaudited)
Salaries and related expenses ........               $1,262               $1,511
Royalties ............................                  401                  405
Commissions ..........................                  461                  372
Corporate and sales taxes ............                  461                  372
Other ................................                2,159                2,063
                                                     ------               ------
                                                     $4,634               $4,664
                                                     ======               ======

6. INCOME TAXES

The sources of loss before income taxes for the three months ended March 31, 1998 and 1999 were as follows (dollars in thousands):

                                                         Three months ended March 31,
                                                           1998                1999
                                                          -------             -------
United States ................................            $(1,170)            $  (197)
Foreign ......................................               (927)             (1,691)
                                                          -------             -------
Loss before income taxes and minority interest            $(2,097)            $(1,888)
                                                          =======             =======

On an interim basis, the Company provides for income taxes using its estimated effective tax rate for the year for foreign and domestic source income. As of March 31, 1999, there are net operating loss carryforwards which remain in certain foreign jurisdictions. The taxes provided relate primarily to certain foreign source income.

7. PER SHARE INFORMATION

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options are excluded from the computation when their effect is antidilutive. Common share equivalents related to stock options that are antidilutive amounted to approximately 1,904,470 and 2,088,195 shares at March 31, 1998 and 1999, respectively.

                                     ISOCOR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



8. RELATED PARTY TRANSACTIONS

Included in revenues for the three months ended March 31, 1998 and 1999 was approximately $150,000 and $133,000, respectively, relating to product sales to, and software maintenance agreements with, an affiliate of a shareholder. Included in accounts receivable as of March 31, 1998 and 1999 was $178,000 and $173,000, respectively, relating to this affiliate. Included in operating expenses for the three months ended March 31, 1998 and 1999 was approximately $1,000 and $0, respectively, relating to consulting services provided by this affiliate. Included in accounts payable as of March 31, 1998 and 1999 was $75,000 and $0, respectively, related to these consulting services.

Revenues from a distributor that is also a shareholder for the three months ended March 31,1998 and 1999 were approximately $45,000 and $0, respectively. Included in accounts receivable as of March 31, 1998 and 1999 was $45,000 and $0, respectively, relating to this distributor.

In order to attract Paul Gigg to become the Company's new Chief Executive Officer, the Company committed to loan him up to $500,000 in order to purchase a home. In March 1999, the Company loaned him $500,000. The amount is collateralized by real property currently owned by Mr. Gigg. The loan accrues interest on a monthly basis and will be repaid beginning in March 2002 over a thirty-six month period. The amount is included in other assets in the accompanying consolidated balance sheet as of March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained in this Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could affect results include the mix of business between products and services; the type and size of customers doing business with the Company and the structure of those transactions, their product and services requirements and the impact of the timing of revenues relative to expenses; timely development, introduction and acceptance of new products and enhancements to existing products in evolving markets; expansion of the Company's products to support additional enterprise software environments and hardware platforms; the Company's ability to consummate relationships with alliance partners; the impact of competitive announcements and products; the rate of growth of the markets in which the Company competes; acquisition activities and the ability to integrate acquired businesses successfully; the impact of changes in accounting standards; the effect and rate of change in standards and platforms for messaging products; the risks associated with the Year 2000 issue on the Company's software products, internal IT systems, vendors and customers, as well as the risk factors listed from time to time in the Company's US Securities and Exchange Commission (SEC) reports, including but not limited to the report on Form 10-K for the year ended December 31, 1998, and/or Form 10-Q for the quarters ended in 1998, copies of which are available from ISOCOR's Investor Relations Department or through the Electronic Data Gathering, Analysis and Retrieval system (EDGAR) at www.sec.gov. The Company assumes no obligation to update the forward-looking statements contained herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

        Revenues. Total revenues were $6,928,000 and $5,047,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase in 1999 of 37% over the same period one year ago.

        On a geographic basis, revenues from North American sources accounted for 37% and 34% of total revenues, while revenues in the Company's European marketplace accounted for 53% and 56% of total revenues in the three months ended March 31, 1999 and 1998, respectively. The remaining 10% percent of revenues in the three months ended March 31, 1999 and 1998, respectively, were generated from sources outside North America and Europe, primarily from Asia, South America and Australia.

    Product revenues were $4,016,000 and $3,285,000 for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily attributable to increased volumes of Internet related products licensed, partially offset by declining volumes of the Company's older non-Internet related product lines reflecting a continuing shift in market demand away from non-Internet related products. While the Company continues to sell non-Internet related projects in certain parts of the world, or in certain specific application areas, the Company believes that this marketplace will continue to decline slowly throughout 1999 and beyond. In the three months ended March 31, 1999 and 1998 product revenues driven by the demand for non-Internet related solutions were 7% and 22% of product revenues, respectively. ISOCOR's Internet Messaging product line consists primarily of the N-PLEX products, which accounted for $1.5 million or 39% of total product revenues in the three months ended March 31, 1999. These amounts represented an increase on an absolute basis from the three months ended March 31, 1998 level of $1.3 million or 38% of total product revenues. Directory revenues accounted for $1.6 million or 41% of total product revenues in the three months ended March 31, 1999, increased from the three months ended March 31, 1998 level of $460,000 or 14% of total product revenues. The Company's worldwide Internet Messaging and Directory business is evolving to include more customers who are implementing larger-scale/more complex software systems. These systems take increased time to design, configure and implement. This evolution has a delaying impact on the speed at which the company recognizes its revenues, such that larger projects will be recognized as revenue over several quarters. This trend is currently more pronounced in the Company's U.S. customers, than elsewhere in the world. As of March 31, 1999 and 1998 the Company had approximately $6.5 million and $1.0 million, respectively, of orders in backlog.

        Service revenues were $2,912,000 and $1,762,000 for the three months ended March 31, 1999 and 1998, respectively. The 65% increase from 1998 to 1999 resulted primarily from increased levels of custom services revenues largely driven by the increased capabilities provided by the Company's acquisition of a 60% interest in an Italy-based services company in the third quarter of 1998 and to a lesser extent due to increased volumes of software support and update services. The Company believes that custom services revenues are becoming, and will continue to become, an increasingly important component of its offerings to the market because more customers are implementing larger-scale/more complex software systems.

        Cost of Revenues. Cost of product revenues consists primarily of costs of third party royalties relating to licensed technology, hardware purchased from third party vendors, media duplication, manuals and packaging materials and personnel and facility costs associated with the assembly operation. The increase in cost of product revenues to $726,000 in the three months ended March 31, 1999 from $545,000 in the three months ended March 31, 1998, resulted primarily from increased hardware costs and higher third party royalties relating to increased volumes sold of certain of its Internet-related royalty-bearing products.

        Cost of service revenues consists primarily of personnel-related costs of providing software support and update, custom engineering services and training and installation services. The increase in cost of service revenues to $2,209,000 for the three months ended March 31, 1999 from $921,000 for the three months ended March 31, 1998 resulted primarily from increased personnel-related costs associated with supporting a higher level of service revenues which is partially attributable to the Company's acquisition of a 60% interest in an Italy-based services company in the third quarter of 1998.

        Gross Profit. Gross profit was $3,993,000 and $3,581,000 for the three months ended March 31, 1999 and 1998, respectively, representing 58% and 71% of revenues for those same periods, respectively. The decline in the gross profit percentage is primarily attributable to a decline in services gross margin percentage combined with the impact of an increasing percentage of services revenues to totals revenues.

        Gross profit from product sales was $3,290,000 and $2,740,000 for the three months ended March 31, 1999 and 1998, respectively. This represents 82% and 83% of product sales for the three months ended March 31, 1999 and 1998, respectively. The percentage decrease is primarily due to increased hardware costs and higher third party royalties relating to increased volumes of certain of its Internet-related royalty-bearing products.

        Gross profit from services was $703,000 and $841,000 for the three months ended March 31, 1999 and 1998, respectively, representing 24% and 48% of services revenues for those same periods, respectively. The decrease in gross profit percentage between the periods was primarily driven by increased levels of personnel, and thus associated costs, required to provide these services, partially attributable to the Company's acquisition of a 60% interest in an Italy-based services company in the third quarter of 1998.

        Engineering. Engineering expenses were $1,395,000 and $1,454,000 for the three months ended March 31, 1999 and 1998, respectively, representing 20% and 29% of revenues for those same periods, respectively. The percentage decrease is principally driven by the higher revenue base in the three months ended March 31, 1999 versus March 31, 1998.

        Sales and Marketing. Sales and marketing expenses were $3,267,000 and $3,560,000 for the three months ended March 31, 1999 and 1998, respectively, representing 47% and 70% of revenues for those same periods, respectively. The absolute decrease is principally due to the Company's refocusing of its sales and marketing efforts and a decrease in the level of personnel involved and expenses associated with those efforts. The percentage decrease is primarily driven by the higher revenue base in the three months ended March 31, 1999 versus March 31, 1998.


        Administration. Administration expenses were $962,000 and $812,000 for the three months ended March 31, 1999 and 1998, respectively, representing 14% and 16% of revenues for those same periods, respectively. The absolute increase is primarily attributable to the increased operating expenses associated with the Company's acquisition of a 60% interest in an Italy-based services company in the third quarter of 1998, while the percentage decrease is driven primarily by increased revenue levels.

          Loss from currency fluctuations. Loss from currency fluctuations was $(479,000) and $(163,000) for the three months ended March 31, 1999 and 1998, respectively. The fluctuation during the three months ended March 31, 1999 resulted principally in Ireland due to the strength of the US dollar against local currencies.

        Interest income. Interest income was $222,000 for the three months March 31, 1999 as compared with $311,000 in the same period in 1998. The decrease is primarily related to decreased levels of marketable securities during the three months ended March 31, 1999 as compared to the same period in 1998.

        Provision for Income Taxes. The income tax provision was $45,000 and $17,000 for the three months ended March 31, 1999 and 1998, respectively, on pre-tax losses of $1,888,000 and $2,097,000 for the three months ended March 31, 1999 and 1998, respectively, which resulted from taxes on the Company's foreign operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash usage from operating activities of $793,000 and $1,891,000 for the three months ended March 31, 1999 and 1998, respectively, decreased period over period by $1,098,000. Operating cash flows for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 were positively affected by a decreased operating loss (net of adjustments due to depreciation and amortization and the provision for doubtful accounts, returns and price protection) and increased cash flow relative to a decreased level of trade accounts receivable, increased level of accounts payable and deferred revenues offset by increases in other current and long-term assets. Cash flow from operations can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

As of March 31, 1999, total accounts receivable, net was $7,429,000 compared to $8,900,000 at December 31, 1998. The Company typically generates a large percentage of its quarterly revenue during the last few weeks of the quarter. Certain portions of the Company's larger sales have extended payment terms, thus slowing the cash flow cycle, and the Company expects that future large sales will follow the same pattern. The Company does not believe these payment terms are likely to have a material adverse effect on the collectibility of the related receivables.

As of March 31, 1999, the Company had $11,875,000 in cash and cash equivalents, and $6,999,000 in marketable securities. The Company believes that these existing capital resources will be adequate to finance the Company's operations and capital expenditures through at least the end of 2000.

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

The Company is currently in the process of testing and upgrading, where necessary, the current versions of its currently-offered software products to address the year 2000 issue. The Company has completed its testing and year 2000 compliant versions of its current products are currently available. The Company believes that a number of its older or obsolete products and/or versions are not year 2000 compliant, and the Company currently does not intend to update such products or versions. The Company has taken and plans to continue to take appropriate steps to notify its customers and distribution channels about the year 2000 issues associated with the Company's older and discontinued products. The Company maintains on its website a list of the Company's current year 2000-compliant products (by product and version number). Customers under current support and maintenance agreements with the Company will be entitled to upgrade to a year 2000-compliant replacement product. The Company has completed a mailing to its customers under support and maintenance agreements and has conducted a general customer mailing (including the Company's distribution channels and customers not under maintenance and support agreements) regarding the Company's year 2000 upgrade plans and the possible solutions. The Company has given certain of its customers warranties with respect to year 2000 compliance and may have to offer updates, workarounds or replacement products to those customers. Through its website, the Company is encouraging customers not under support and maintenance agreements to contact the Company regarding possible upgrades or migration paths to address year 2000 issues. In addition to the information contained on the Company's website, the Company's regular newsletter contains similar information regarding year 2000 issues. In certain cases, however, customers may need to make hardware and/or operating system changes in order to implement a year 2000 solution. In other cases, the Company will not be able to offer a solution. In the event that any of the products that the Company has made year 2000-compliant suffer unanticipated failures as a result of year 2000 problems, the Company would deploy its engineering and technical support resources to implement a solution.

Some of the Company's products incorporate software code supplied by third parties. The Company relies upon such vendors to ensure that such code is updated to address year 2000 issues where appropriate. Because such third parties license their code to others in addition to the Company, the Company believes that such third parties will take measures to address any year 2000 issues with respect to such code. However, in the event that such third parties do not take actions to make the code year 2000-compliant or their actions prove insufficient, and where the Company has the right to make code modifications, the Company believes that its technical personnel, who are familiar with the code used in the Company's products, could make necessary modifications to correct problems that arise.

The Company has not incurred substantial costs to date to address the year 2000 issue and does not expect the total costs of such project to be material to the Company's financial position. To date, the Company has spent approximately $300,000 in connection with actions taken by the Company to address year 2000 problems and estimates remaining costs to be immaterial. Such costs are being expensed as they are incurred and are being funded through operating cash flow. Cost estimates are based on currently available information. Factors that could affect these estimates include, but are not limited to, the availability and cost of trained personnel to evaluate and implement necessary changes, the ability to locate and correct noncompliant systems and the ability of the Company's customers and service providers to successfully implement year 2000 compliant systems or fixes. Any failure by the Company to make its products year 2000 compliant could result in a decrease in sales of the Company's products and/or possible claims against the Company by customers as a result of year 2000 problems caused by the Company's products. Despite the Company's efforts to address the year 2000 impact on its internal systems, products and business operations, the year 2000 issue may result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a)     Quantitative Information About Market Risk

        The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains an investment policy designed to ensure the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. As of March 31, 1999, the Company had $11.9 million and $7.0 million of cash and cash equivalents and short-term investments, respectively, with a weighted average variable rate of 3.60% and 5.04%, respectively.

        The Company attempts to mitigate default risk by attempting to invest in high credit quality securities, by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor and by placing its portfolio under the management of professional money managers who invest within specified parameters established by the Board of Directors. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

(b)     Qualitative Information About Market Risk

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

                                       ISOCOR


Date: May 12, 1999                     By: /s/JANINE M. BUSHMAN
                                           -------------------------------------
                                           Janine M. Bushman, Vice President,
                                           Finance and Administration, and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                         Exhibits                                    Page
-------                        --------                                    ----
27.1          Financial Data Schedule...................................    20