Form 10-Q
period 1999-06-30
ISOCOR
filed 1999-08-13
CIK 879283

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                    Yes   X     No
                                        ------     ------

         10,354,420 Shares of Common Stock of the Registrant were outstanding as of June 30, 1999

                                     ISOCOR
                               INDEX TO FORM 10-Q



                                                                                                    Page
                                                                                                    ----
Part I   Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheets at December 31, 1998
         and June 30, 1999........................................................................... 3

         Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1999................................................................ 4

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 1998 and 1999......................................................... 5

         Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 1998 and 1999......................................................... 6

         Notes to Consolidated Financial Statements.................................................. 7

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................................. 11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk............................. 17

Part II. Other Information

     Item 4. Submission of Matters to a Vote of Security Holders.....................................18

     Item 6. Exhibits and Reports on Form 8-K....................................................... 19

Signature........................................................................................... 20

                                     ISOCOR
                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)
                                  (Unaudited)



                                                                            December 31,             June 30,
                                                                               1998                    1999
                                                                            ------------             --------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                  $  9,656                $ 10,141
  Marketable securities                                                         9,456                   9,010
  Trade accounts receivable, net                                                8,900                   6,498
  Other current assets                                                          1,805                   3,306
                                                                             --------                --------

           Total current assets                                                29,817                  28,955

Property and equipment, net                                                     2,380                   2,294
Other assets                                                                      928                   1,300
                                                                             --------                --------
           Total assets                                                      $ 33,125                $ 32,549
                                                                             ========                ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $  1,009                $    985
  Accrued expenses                                                              4,634                   5,800
  Deferred revenues                                                             5,708                   6,196
  Other current liabilities                                                     1,863                   1,443
                                                                             --------                --------
          Total current liabilities                                            13,214                  14,424

Other long-term liabilities                                                       146                     127
                                                                             --------                --------
          Total liabilities                                                    13,360                  14,551

Commitments and contingencies

Shareholders' equity:
  Preferred stock, undesignated, authorized 2,000,000 shares,                     --                      --
     none issued or outstanding
  Common stock, authorized 50,000,000 shares,
     issued and outstanding 9,888,038 and 10,354,420 shares at
     December 31, 1998 and June 30, 1999, respectively                         39,758                  40,429
  Notes receivable from shareholders                                              (15)                    (15)
  Accumulated deficit                                                         (19,749)                (22,730)
  Deferred compensation                                                           (56)                    (19)
  Accumulated comprehensive income (loss)                                        (173)                    333
                                                                             --------                --------
    Total shareholders' equity                                                 19,765                  17,998
                                                                             --------                --------
      Total liabilities and shareholders' equity                             $ 33,125                $ 32,549
                                                                             ========                ========


The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                          Three Months Ended June 30,            Six Months Ended June 30,
                                                            1998               1999               1998               1999
                                                          --------           --------           --------           --------
Revenues:

  Products                                                $  4,210           $  4,664           $  7,495           $  8,681
  Services                                                   1,842              3,304              3,603              6,216
                                                          --------           --------           --------           --------
         Total revenues                                      6,052              7,968             11,098             14,897
                                                          --------           --------           --------           --------

Cost of revenues:

  Products                                                     692                662              1,237              1,388
  Services                                                     934              2,087              1,854              4,296
                                                          --------           --------           --------           --------
         Total cost of revenues                              1,626              2,749              3,091              5,684
                                                          --------           --------           --------           --------
Gross profit                                                 4,426              5,219              8,007              9,213
                                                          --------           --------           --------           --------

Operating expenses:

  Engineering                                                1,475              1,411              2,930              2,806
  Sales and marketing                                        3,012              3,561              6,572              6,829
  Administration                                               801              1,375              1,612              2,336
                                                          --------           --------           --------           --------
         Total operating expenses                            5,288              6,347             11,114             11,971
                                                          --------           --------           --------           --------

Loss from operations                                          (862)            (1,128)            (3,107)            (2,758)
  Income (loss) from currency fluctuations                      86               (102)               (77)              (582)
  Interest income                                              260                196                571                418
                                                          --------           --------           --------           --------

  Loss before income taxes and minority interest              (516)            (1,034)            (2,613)            (2,922)
  Provision for income taxes                                    20                 33                 37                 79
                                                          --------           --------           --------           --------
  Loss before minority interest                               (536)            (1,067)            (2,650)            (3,001)
  Minority interest                                             --                 --                 --                (19)
                                                          --------           --------           --------           --------
Net loss                                                  $   (536)          $ (1,067)          $ (2,650)          $ (2,982)
                                                          ========           ========           ========           ========

Net loss per share (basic and diluted)                    $  (0.05)          $  (0.10)          $  (0.27)          $  (0.29)
                                                          ========           ========           ========           ========
Weighted average shares outstanding                          9,786             10,267              9,738             10,149
                                                          ========           ========           ========           ========


The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (Unaudited)


                                                                              Six Months Ended June,
                                                                           ---------------------------
                                                                             1998               1999
                                                                           --------           --------
Cash flows from operating activities:
  Net loss                                                                 $ (2,650)          $ (2,982)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Provision for doubtful accounts, returns and price protection               214                 13
    Depreciation and amortization                                               524                607
    Amortization of deferred compensation                                        37                 37
    Minority interest                                                             0                (19)
    (Increase) / decrease in:
      Trade accounts receivable                                                 592              1,671
      Other current assets                                                   (1,180)            (1,755)
      Other assets                                                              (78)              (495)
    Increase / (decrease) in:
      Accounts payable                                                         (110)                74
      Accrued expenses                                                          540              1,259
      Deferred revenues                                                         664                928
      Other current liabilities                                                   1                  0
      Other long-term liabilities                                               (16)                 0
                                                                           --------           --------
      Net cash used by operating activities                                  (1,462)              (662)
                                                                           --------           --------

Cash flows from investing activities:
  Purchase of property and equipment                                           (210)              (544)
  Purchase of marketable securities                                         (27,293)            (6,478)
  Sale of marketable securities                                              21,545              5,924
  Marketable securities at maturity                                           3,500              1,000

                                                                           --------           --------
      Net cash used by investing activities                                  (2,458)               (98)
                                                                           --------           --------

Cash flows from financing activities:
  Proceeds from the sale of common stock, net                                   316                672

                                                                           --------           --------
      Net cash provided by financing activities                                 316                672
                                                                           --------           --------

Effect of exchange rate changes on cash                                         146                573
                                                                           --------           --------

      Net increase (decrease) in cash                                        (3,458)               485

Cash and cash equivalents, beginning of year                                 10,784              9,656
                                                                           --------           --------

Cash and cash equivalents, end of period                                   $  7,326           $ 10,141
                                                                           ========           ========


The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (amounts in thousands)
                                   (Unaudited)



                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                         -------------------------           -------------------------
                                                           1998              1999             1998              1999
                                                         -------           -------           -------           -------
Net Loss                                                 $  (536)          $(1,067)          $(2,650)          $(2,982)

Income/(loss) from foreign currency translation             (112)               73                65               506
                                                         -------           -------           -------           -------
Comprehensive Loss                                       $  (648)          $  (994)          $(2,585)          $(2,476)
                                                         =======           =======           =======           =======


The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by ISOCOR (the "Company"), pursuant to the regulations of the U.S. Securities and Exchange Commission, but are not audited. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position at June 30, 1999, and the consolidated statements of operations, of cash flows and of comprehensive income for the three and six month periods ended June 30, 1998 and 1999. These interim statements do not include all of the disclosures required by generally accepted accounting principles for annual statements.

The statements of operations and cash flows for the 1999 interim periods are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company's accounts receivable are derived from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any unusual credit-related losses. At December 31, 1998 and June 30, 1999, United States, Ireland and rest of Europe represented 25%, 34% and 41%, and 18%, 39% and 43%, respectively, of the Company's net accounts receivable. At December 31, 1998 and June 30, 1999, the Company held balances in U.S. banks of approximately $1,805,000 and $989,000, respectively, which exceeded federally insured limits. Cash equivalents and marketable securities are managed by major investment firms in accordance with the Company's investment policy.

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

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


2. ACQUISITION

On July 15, 1998, the Company acquired a 60 percent interest in System Wizards S.p.A., which is primarily a services company and also distributes the Company's products in Italy, for $933,000 of which $720,000 was paid in cash at closing and $213,000 will be paid in installments through July 2000. $165,000 is included in other current liabilities and $48,000 is included in other long-term liabilities in the accompanying consolidated balance sheet as of June 30, 1999 for these remaining installments. The Company accounted for this transaction as a purchase and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their fair value. The $843,000 paid in excess of the net assets acquired has been allocated to goodwill, which is being amortized using the straight line method over an estimated life of five years and is included in other assets in the accompanying consolidated balance sheet as of June 30, 1999, net of accumulated amortization of $162,000. The Company is committed to purchase the remaining 40% of System Wizards within the period of January 1, 2000 to December 31, 2001 for a contingent amount based on revenues and net profits of System Wizards for the four quarters preceding exercise of the Company's option to purchase the remaining 40%, subject to various adjustments and maximums. The results of operations for this investment have been included in the consolidated statements of operations for the period subsequent to the acquisition and were insignificant prior to the acquisition.


3. MARKETABLE SECURITIES

The Company held the following positions as of December 31, 1998 and June 30, 1999 (dollars in thousands):


                                                December 31, 1998      June 30, 1999
                                                -----------------      -------------
                                                                        (Unaudited)
Corporate notes ........................              $9,456              $8,010
U.S. Government obligations ............                   0               1,000
                                                      ------              ------
                                                      $9,456              $9,010
                                                      ======              ======


4. ACCOUNTS RECEIVABLE

Trade accounts receivable, net of allowances as of December 31, 1998 and June 30, 1999 were as follows (dollars in thousands):

                                                       December 31, 1998     June 30, 1999
                                                       -----------------     -------------
                                                                              (Unaudited)
Accounts receivable ..............................          $ 11,035           $  8,554
Less: Allowance for doubtful accounts, returns and
price protection .................................                --                 --
                                                              (2,135)            (2,056)
                                                            --------           --------
                                                            $  8,900           $  6,498
                                                            ========           ========

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



5. ACCRUED EXPENSES

Accrued expenses at December 31, 1998 and June 30, 1999 were as follows (dollars in thousands):


                                               December 31, 1998       June 30, 1999
                                               -----------------       -------------
                                                                        (Unaudited)
Salaries and related expenses ........               $1,262               $2,025
Royalties ............................                  401                  599
Commissions ..........................                  461                  703
Other ................................                2,510                2,473
                                                     ------               ------
                                                     $4,634               $5,800
                                                     ======               ======

6. INCOME TAXES

The sources of income/(loss) before income taxes for the three and six months ended June 30, 1998 and 1999 are as follows (dollars in thousands):


                                     Three months ended June 30,                Six months ended June 30,
                                     ----------------------------              ----------------------------
                                       1998                 1999                 1998                  1999
                                     -------              -------              -------              -------
United States ..........             $  (484)             $(1,437)             $(1,654)             $(1,634)
Foreign ................                 (32)                 403                 (959)              (1,288)
                                     -------              -------              -------              -------
Loss before income taxes
and minority interest ..             $  (516)             $(1,034)             $(2,613)             $(2,922)
                                     =======              =======              =======              =======


On an interim basis, the Company provides for income taxes using its estimated effective tax rate for the year for foreign and domestic source income. As of June 30, 1999, there are net operating loss carryforwards which remain in certain foreign jurisdictions. The taxes provided relate primarily to certain foreign source income.

7. PER SHARE INFORMATION

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options are excluded from the computation when their effect is antidilutive. Common share equivalents related to stock options that are antidilutive amounted to approximately 1,788,013 and 2,080,774 shares at June 30, 1998 and 1999, respectively.


8. RELATED PARTY TRANSACTIONS

Included in revenues for the three months ended June 30, 1998 and 1999 was approximately $42,000 and $123,000, respectively, relating to product sales to, and software maintenance agreements with, an affiliate of a shareholder. Revenues from this same affiliate for the six months ended June 30, 1998 and 1999 were approximately $192,000 and $256,000, respectively. Included in accounts receivable as of December 31, 1998 and June 30, 1999 was $82,000 and $166,000, respectively, relating to this affiliate. For the three months ended June 30, 1998 and 1999 there were no operating expenses relating to consulting services provided by this affiliate. Operating expenses relating to this same affiliate for the six months ended June 30, 1998 and 1999 were $1,000 and $0, respectively. The accounts payable balance as of December 31, 1998 and June 30, 1999 was $0, related to these consulting services.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


Revenues from a distributor that is also a shareholder for the six months ended June 30,1998 and 1999 were approximately $45,000 and $0, respectively. In the three months ended June 30, 1998 and 1999 there were no such revenues from this same distributor.

Included in other assets as of June 30, 1999 was $500,000 for a loan to Paul Gigg, Chief Executive Officer and $8,000 in accrued interest. The loan was made pursuant to his relocation to the Los Angeles area and is collateralized by real property currently owned by Mr. Gigg. Included in interest income for the three months ended June 30, 1999 was approximately $8,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained in this Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could affect results include the mix of business between products and services; the type and size of customers doing business with the Company and the structure of those transactions, their product and services requirements and the impact of the timing of revenues relative to expenses; timely development, introduction and acceptance of new products and enhancements to existing products in evolving markets; continued broad deployment and use of the Internet for electronic messaging; expansion of the Company's products to support additional enterprise software environments and hardware platforms; the Company's ability to consummate relationships with alliance partners; the impact of competitive announcements and products; the rate of growth of the markets in which the Company competes; acquisition activities and the ability to integrate acquired businesses successfully; the impact of changes in accounting standards; the effect and rate of change in standards and platforms for messaging products; the risks associated with the Year 2000 issue on the Company's software products, internal IT systems, vendors and customers, as well as the risk factors listed from time to time in the Company's US Securities and Exchange Commission (SEC) reports, including but not limited to the report on Form 10-K for the year ended December 31, 1998, and/or Form 10-Q for the quarters ended in 1999, copies of which are available from ISOCOR's Investor Relations Department or through the Electronic Data Gathering, Analysis and Retrieval system (EDGAR) at www.sec.gov. The Company assumes no obligation to update the forward-looking statements contained herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Revenues. Total revenues were $7,968,000 and $6,052,000 for the three months ended June 30, 1999 and 1998, respectively, representing an increase in 1999 of 32% over the same period one year ago.

         On a geographic basis, revenues from North American sources accounted for 21% and 34% of total revenues, while revenues in the Company's European marketplace accounted for 66% and 48% of total revenues in the three months ended June 30, 1999 and 1998, respectively. The remaining 13% and 18% percent of revenues in the three months ended June 30, 1999 and 1998, respectively, were generated from sources outside North America and Europe, primarily from Asia and South America.

         Product revenues were $4,664,000 and $4,210,000 for the three months ended June 30, 1999 and 1998, respectively. ISOCOR's Internet Messaging product line consists primarily of the N-PLEX products, which accounted for $2.7 million or 57% of total product revenues in the three months ended June 30, 1999. This amount represented an increase from the three months ended June 30, 1998 level of $2.5 million. Directory revenues accounted for $324,000 or 7% of total product revenues in the three months ended June 30, 1999, decreased from the three months ended June 30, 1998 level of $645,000. The Company's worldwide Internet Messaging and Directory business includes customers who are implementing large-scale/complex software systems. These systems take time to design, configure and implement. This has a delaying impact on the speed at which the company recognizes its revenues, such that large projects will be recognized as revenue over several quarters.

         In the three months ended June 30, 1999 and 1998 product revenues related to non-Internet related solutions were $1.7 million and $1.1 million, respectively. This increase was primarily due to increased prices. While these revenues increased between the three months ended June 30, 1999 and June 30, 1998, the Company believes that this marketplace and the related revenues will continue to decline slowly throughout 1999 and beyond.

         Service revenues were $3,304,000 and $1,842,000 for the three months ended June 30, 1999 and 1998, respectively. The 79% increase from 1998 to 1999 resulted primarily from increased levels of custom services revenues largely driven by the increased customer demand for ISOCOR's solutions incorporating both products and services and the increased capabilities provided by the Company's acquisition of a 60% interest in an Italy-based services company in the third quarter of 1998 and to a lesser extent were the result of increased volumes of software support and update services. The Company believes that custom services revenues are an important component of its offerings to the market because customers are implementing large-scale/more complex software systems.

         Cost of Revenues. Cost of product revenues consists primarily of costs of hardware purchased from third party vendors, media duplication, manuals and packaging materials and personnel and facility costs associated with the assembly operation and third party royalties relating to licensed technology. The decrease in cost of product revenues to $662,000 in the three months ended June 30, 1999 from $692,000 in the three months ended June 30, 1998 resulted primarily from decreased third party royalties related to decreased volumes of products sold of certain of the Company's royalty-bearing product lines partially offset by increased hardware costs relating to certain of the Company's product lines.

         Cost of service revenues consists primarily of personnel-related costs of providing custom services and software support and update services. The increase in cost of service revenues to $2,087,000 for the three months ended June 30, 1999 from $934,000 for the three months ended June 30, 1998 resulted primarily from increased personnel-related costs associated with supporting a higher level of service revenues which is partially attributable to the Company's acquisition of a 60% interest in an Italy-based services company in the third quarter of 1998.

         Gross Profit. Gross profit was $5,219,000 and $4,426,000 for the three months ended June 30, 1999 and 1998, respectively, representing 65% and 73% of revenues for those same periods, respectively. The principal reason for the decline in the gross profit percentage between 1998 and 1999 is the combination of a lower 1999 gross margin percentage on the services business and an increasing percentage of total revenues attributable to the services business.

         Gross profit from product sales was $4,002,000 and $3,518,000 for the three months ended June 30, 1999 and 1998, respectively. This represents 86% and 84% of product sales for the three months ended June 30, 1999 and 1998, respectively.

         Gross profit from services was $1,217,000 and $908,000 for the three months ended June 30, 1999 and 1998, respectively, representing 37% and 49% of services revenues for those same periods, respectively. The decrease in gross profit percentage between the periods was primarily driven by increased levels of personnel, and thus associated costs, required to provide these services

         Engineering. Engineering expenses were $1,411,000 and $1,475,000 for the three months ended June 30, 1999 and 1998, respectively, representing 18% and 24% of revenues for those same periods, respectively. The percentage decrease is principally driven by the higher revenue base in the three months ended June 30, 1999 versus June 30, 1998.

         Sales and Marketing. Sales and marketing expenses were $3,561,000 and $3,012,000 for the three months ended June 30, 1999 and 1998, respectively, representing 45% and 50% of revenues for those same periods, respectively. The absolute increase is principally due to the Company's acquisition of a 60% interest in an Italy based services company in the third quarter of 1998. The percentage decrease is primarily driven by the higher revenue base in the three months ended June 30, 1999 versus June 30, 1998.

         Administration. Administration expenses were $1,375,000 and $801,000 for the three months ended June 30, 1999 and 1998, respectively, representing 17% and 13% of revenues for those same periods, respectively. The absolute increase is primarily attributable to the increased operating expenses associated with increased consulting and outside service fees.

         Income (loss) from currency fluctuations. Income (loss) from currency fluctuations was $(102,000) and $86,000 for the three months ended June 30, 1999 and 1998, respectively. The fluctuation during the three months ended June 30, 1999 resulted principally in Ireland due to the strength of the US dollar against local currencies.

         Interest income. Interest income was $196,000 for the three months ended June 30, 1999 as compared with $260,000 in the same period in 1998. The decrease is primarily related to decreased levels of marketable securities during the three months ended June 30, 1999 as compared to the same period in 1998.

         Provision for Income Taxes. The income tax provision was $33,000 and $20,000 for the three months ended June 30, 1999 and 1998, respectively, on pre-tax losses of $1,034,000 and $516,000 for the three months ended June 30, 1999 and 1998, respectively, which resulted from taxes on the Company's foreign operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Revenues. Total revenues were $14,897,000 and $11,098,000 for the six months ended June 30, 1999 and 1998, respectively, representing an increase in 1999 of 34% over the same period one year ago. Revenues from domestic sources accounted for approximately 28% and 34% of total revenues in the six months ended June 30, 1999 and 1998, respectively, while the Company's international revenues accounted for 72% and 66%, respectively, of the Company's total revenues in the same periods.

         Product revenues were $8,681,000 and $7,495,000 for the six months ended June 30, 1999 and 1998, respectively. ISOCOR's Internet Messaging product line consists primarily of the N-PLEX products, which accounted for $4.2 million or 49% of total product revenues in the six months ended June 30, 1999. This amount represented an increase from the six months ended June 30, 1998 level of $3.7 million. Directory revenues accounted for $2 million or 22% of total product revenues in the six months ended June 30, 1999, increased from the six months ended June 30, 1998 level of $1.1 million. The increase was primarily attributable to increased volumes of Internet related products licensed, partially offset by declining volumes of the Company's older non-Internet related product lines. The Company's worldwide Internet Messaging and Directory business includes customers who are implementing large-scale/complex software systems. These systems take time to design, configure and implement. This has a delaying impact on the speed at which the company recognizes its revenues, such that large projects will be recognized as revenue over several quarters.

         In the six months ended June 30, 1999 and 1998 product revenues driven by the demand for non-Internet related solutions were $2.5 million and $2.7 million of product revenues, respectively. This decrease was primarily due to decreased volumes of the Company's products related to a continuing shift in market demand away from the Company's older non-Internet related product lines, partially offset by increased prices. The Company believes that this marketplace and the related revenues will continue to decline slowly throughout 1999 and beyond.

         Service revenues were $6,216,000 and $3,603,000 for the six months ended June 30, 1999 and 1998, respectively. The 73% increase from 1998 to 1999 resulted primarily from increased levels of custom services revenues largely driven by the increased customer demand for ISOCOR's solutions incorporating both products and services and the increased capabilities provided by the Company's acquisition of a 60% interest in an Italy-based services company in the third quarter of 1998 and to a lesser extent due to increased volumes of software support and update services.

         As of June 30, 1999 and 1998 the Company had approximately $6.5 million and $0.7 million, respectively, of orders in backlog.

         Cost of Revenues. Cost of product revenues consists primarily of costs of hardware purchased from third party vendors, media duplication, manuals and packaging materials, and third party royalties relating to licensed technology. The increase in cost of product revenues from $1,237,000 to $1,388,000 in the six months ended June 30, 1998 to June 30, 1999, respectively, resulted primarily from increased hardware costs relating to certain of the Company's product lines.

         Cost of service revenues consists primarily of personnel-related costs of providing custom services and software support and update services. The increase in cost of service revenues between the six months ended June 30, 1999 from the six months ended June 30, 1998 resulted primarily from increased personnel-related costs associated with supporting a higher level of service revenues which is partially attributable to the Company's acquisition of a 60% interest in an Italy-based services company in the third quarter of 1998.

         Gross Profit. Gross profit was $9,213,000 and $8,007,000 for the six months ended June 30, 1999 and 1998, respectively, representing 62% and 72% of revenues for those same periods, respectively.

         Gross profit from product sales was $7,293,000 and $6,258,000 for the six months ended June 30, 1999 and 1998, respectively, representing 84% and 83% of product sales for the six months ended June 30, 1999 and 1998, respectively.

         Gross profit from services was $1,920,000 and $1,749,000 for the six months ended June 30, 1999 and 1998, respectively, representing 30% and 49% of services revenues for those same periods, respectively. The decrease in gross profit percentage between the periods was primarily driven by increased levels of personnel, and thus associated costs, required to provide these services, partially attributable to the Company's acquisition of a 60% interest in an Italy based services company in the third quarter of 1998.

         Engineering. Engineering expenses were $2,806,000 and $2,930,000 for the six months ended June 30, 1999 and 1998, respectively, representing 19% and 26% of revenues for those same periods, respectively. The absolute decrease in engineering expenses resulted principally from decreased personnel and related expenses, which is further affected on a percentage basis by the higher revenue in the six months ended June 30, 1999.

         Sales and Marketing. Sales and marketing expenses were $6,829,000 and $6,572,000 for the six months ended June 30, 1999 and 1998, respectively, representing 46% and 59% of revenues for those same periods, respectively. The increase in sales and marketing expenses resulted principally from the Company's acquisition of a 60% interest in an Italy based services company in the third quarter of 1998, partially offset by a decrease in the level of personnel involved and expenses associated with sales and marketing efforts. The decrease in sales and marketing expenses as a percentage of revenues is affected by the higher revenue in the six months ended June 30, 1999.

         Administration. Administration expenses were $2,336,000 and $1,612,000 for the six months ended June 30, 1999 and 1998, respectively, representing 16% and 15% of revenues for those same periods, respectively. The absolute increase in administration expenses resulted principally from the increased operating expenses associated with increased consulting and professional service fees.

         Loss from currency fluctuations. Loss from currency fluctuations was $(582,000) and $(77,000) for the six months ended June 30, 1999 and 1998, respectively. The fluctuation during these periods resulted principally in Ireland due to the strength of the US dollar against local currencies.

         Interest income. Interest income was $418,000 for the six months ended June 30, 1999 as compared with $571,000 in the same period in 1998. The decrease is primarily related to decreased levels of marketable securities during the six months ended June 30, 1999 as compared to the same period in 1998.

         Provision for Income Taxes. The income tax provision was $79,000 and $37,000 for the six months ended June 30, 1999 and 1998, respectively, on pre-tax losses of $2,922,000 and $2,613,000, respectively which resulted from taxes on the Company's foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash usage from operating activities of $662,000 and $1,462,000 for the six months ended June 30, 1999 and 1998, respectively, decreased period over period by $800,000. Operating cash flows for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 positively affected by an increased cash flow relative to a decreased level of trade accounts receivable, increased level of accounts payable and deferred revenues offset by an increased operating loss (net of adjustments due to depreciation and amortization and the provision for doubtful accounts, returns and price protection) and increases in other current and long-term assets. Cash flow from operations can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

As of June 30, 1999, total accounts receivable, net was $6,498,000 compared to $8,900,000 at December 31, 1998. This lower accounts receivable balance at June 30, 1999 is partially attributable to increased cash collections in the six months ended at that same date. Certain portions of the Company's larger sales have payment terms up to 120 days, thus slowing the cash flow cycle, and the Company expects that future large sales will follow the same pattern. The Company does not believe these payment terms are likely to have a material adverse effect on the collectibility of the related receivables.

As of June 30, 1999, the Company had $10,141,000 in cash and cash equivalents, and $9,010,000 in marketable securities. The Company believes that these existing capital resources will be adequate to finance the Company's operations and capital expenditures through at least the end of 2000.

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

The Company relies on a variety of internal computer systems, as well as services provided by third parties, in the operation of its business. The Company has substantially completed its assessment of the impact of the year 2000 problem upon such systems, and does not believe that any of such systems are mission-critical to the Company's business operations such that a failure in such systems would have an immediate adverse effect on the Company's business, financial condition or results of operations. At this time, the Company believes that the majority of its systems are year 2000 compliant and is completing the process of taking steps or monitoring the actions of its suppliers with respect to those systems where a potential problem may exist. The Company's internal systems run on personal computers and microprocessor-based computer servers set up in a workstation environment and should not be susceptible to universal failures. Were system failures to occur as a result of the year 2000 issue, the Company believes that its on-site engineers and technical personnel would be able to address and resolve such issues prior to the occurrence of any material adverse effect on the Company's business operations. The failure of certain of the systems upon which the Company relies, such as payroll and banking services, could, however, be disruptive to the Company's business operations if such systems were unavailable for an extended period of time. The Company is completing its process of making inquiries with the providers of such types of services to determine their year 2000 readiness. The Company believes that its business operations would not be materially adversely effected by short disruptions in such services and that the providers of such services (who also typically service many other business customers) will take steps to rectify any failures as soon as possible. More generally, the Company does not believe that its risks with regard to failures in the power grid or general communications, building security and similar systems place the Company in a unique position relative to year 2000 issues as compared to other businesses.

The Company its testing and upgrading, where necessary, of the current versions of its currently-offered software products to address the year 2000 issue and year 2000 compliant versions of its current products are available. The Company believes that a number of its older or obsolete products and/or versions are not year 2000 compliant, and the Company currently does not intend to update such products or versions. The Company has taken and plans to continue to take appropriate steps to notify its customers and distribution channels about the year 2000 issues associated with the Company's older and discontinued products. The Company maintains on its website a list of the Company's current year 2000-compliant products (by product and version number). Customers under current support and maintenance agreements with the Company are entitled to upgrade to a year 2000-compliant replacement product. The Company has completed a mailing to its customers under support and maintenance agreements and has conducted a general customer mailing (including the Company's distribution channels and customers not under maintenance and support agreements) regarding the Company's year 2000 upgrade plans and the possible solutions. The Company has given certain of its customers warranties with respect to year 2000 compliance and may have to offer updates, workarounds or replacement products to those customers. Through its website, the Company is encouraging customers not under support and maintenance agreements to contact the Company regarding possible upgrades or migration paths to address year 2000 issues. In addition to the information contained on the Company's website, the Company's regular newsletter contains similar information regarding year 2000 issues. In certain cases, however, customers may need to make hardware and/or operating system changes in order to implement a year 2000 solution. In other cases, the Company will not be able to offer a solution. In the event that any of the products that the Company has made year 2000-compliant suffer unanticipated failures as a result of year 2000 problems, the Company would deploy its engineering and technical support resources to implement a solution.

The Company believes that its customers are currently undergoing evaluations of their needs to achieve Year 2000 compliance and in are various states of readiness. The Company believes that for some customers, this may slow down their software purchases as they devote more time to preparing and testing their systems for year 2000 readiness, versus evaluating and implementing new systems. Therefore, such customers may choose to defer system investments during 1999, negatively impacting the Company's revenues. Because Year 2000 related impacts on customer purchasing decisions are unprecedented, the Company has a limited ability to forecast accurately the impact of the Year 2000 issue on its revenues.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a)      Quantitative Information About Market Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains an investment policy designed to ensure the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. As of June 30, 1999, the Company had $10.1 million of cash and cash equivalents and $9.0 million in short-term investments with a weighted average variable rate of 3.35% and 4.96%, respectively.

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

PART II Other Information

Item 4. - Submission of Matters to a Vote of Security Holders

         The Company submitted a definitive proxy statement to its shareholders of record as of April 2, 1999 for purposes of its Annual Meeting of Shareholders, which was subsequently held on May 13, 1999. The matters voted on and the results of such voting were as follows:

         A. Election of Janine M. Bushman, Dennis Cagan, Andre deFusco, Andrew De Mari, Paul Gigg, G. Bradford Jones and Bill Yundt as directors of the Company each to serve for a one-year term:


                                                                                                       BROKER
NOMINEE                      FOR                AGAINST         WITHHELD             ABSTAIN          NON-VOTES
-------                   ---------             -------         --------             -------          ---------
Janine M. Bushman         8,479,333              70,160            0                    0                 0
Dennis Cagan              8,478,862              70,631            0                    0                 0
Andre deFusco             8,478,862              70,631            0                    0                 0
Andrew De Mari            8,478,862              70,631            0                    0                 0
Paul Gigg                 8,479,333              70,160            0                    0                 0
G. Bradford Jones         8,479,333              70,160            0                    0                 0
Bill Yundt                8,479,333              70,160            0                    0                 0


         B. To adopt a 1999 Stock Option Plan and to authorize 350,000 shares reserved for issuance thereunder, together with an automatic increase of 300,000 shares at the beginning of each fiscal year during the term of the plan:

                                                                                         BROKER
                  FOR              AGAINST              WITHHELD         ABSTAIN        NON-VOTES
                  ---              -------              --------         -------        ---------
               3,707,220           220,124                 0              25,281        4,596,868

         C. Authorization of amendments to the Company's 1996 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 250,000 shares to an aggregate of 500,000 shares:

                                                                                         BROKER
                  FOR              AGAINST              WITHHELD         ABSTAIN        NON-VOTES
                  ---              -------              --------         -------        ---------
               3,861,319            63,025                 0              28,281        4,596,868

         D. Authorization of amendments to the Company's 1996 Directors' Stock Option Plan (1) to increase the number of shares subject to the First Option to 25,000 shares, (2) to increase the number of shares subject to the Subsequent Options to 6,250, and (3) to provide an additional option grant of 15,000 shares for any director elected to the Company's Board of Directors during 1999, but prior to the effectiveness of the increase in the size of the First Option described above.


                                                                                         BROKER
                  FOR              AGAINST              WITHHELD         ABSTAIN        NON-VOTES
                  ---              -------              --------         -------        ---------
               8,354,590           170,495                 0              24,408            0

         E. Ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors for the Company for the fiscal year ending December 31, 1999:


                                                                                         BROKER
                  FOR              AGAINST              WITHHELD         ABSTAIN        NON-VOTES
                  ---              -------              --------         -------        ---------
               8,526,141            16,150                 0             7,202                 0


         10,181,270 shares of the Company's Common Stock were outstanding as of the record date.



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

                                     ISOCOR


Date: August 13, 1999                      By:  /s/ JANINE M. BUSHMAN
                                              ----------------------------------
                                              Janine M. Bushman, Vice President,
                                              Finance and Administration, and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit
Number                   Exhibits                                        Page
------                   --------                                        ----
27.1            Financial Data Schedule..............................     22