Form 10-Q
period 1999-09-30
ISOCOR
filed 1999-11-12
CIK 879283

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

                                Yes [X]   No [ ]

        10,401,939 Shares of Common Stock of the Registrant were outstanding as of September 30, 1999

                                     ISOCOR
                               INDEX TO FORM 10-Q

                                                                                 Page
                                                                                 ----
Part I.  Financial Information

    Item 1. Financial Statements

        Consolidated Balance Sheets at December 31, 1998
        and September 30, 1999.................................................... 3

        Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1999......................................... 4

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1998 and 1999.................................. 5

        Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 1998 and 1999.................................. 6

        Notes to Consolidated Financial Statements................................ 7

    Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations................................................ 11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 19

Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K..................................... 19

Signature........................................................................ 20

                                     ISOCOR
                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                                 December 31,   September 30,
                                                                     1998            1999
                                                                 ------------   -------------
                                                                                  (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $  9,656       $ 10,258
  Marketable securities                                                9,456          9,009
  Trade accounts receivable, net                                       8,900          7,431
  Other current assets                                                 1,805          2,682
                                                                    --------       --------
           Total current assets                                       29,817         29,380
Property and equipment, net                                            2,380          2,262
Other assets                                                             928          2,302
                                                                    --------       --------
           Total assets                                             $ 33,125       $ 33,944
                                                                    ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $  1,009       $  1,033
  Accrued expenses                                                     4,634          6,882
  Deferred revenues                                                    5,708          6,109
  Other current liabilities                                            1,863          1,519
                                                                    --------       --------
          Total current liabilities                                   13,214         15,543
Other long-term liabilities                                              146            151
                                                                    --------       --------
          Total liabilities                                           13,360         15,694

Commitments and contingencies

Shareholders' equity:
  Preferred stock, authorized 2,000,000 shares, none issued               --             --
     or outstanding
  Common stock, authorized 50,000,000 shares,
     issued and outstanding 9,888,038 and 10,401,939 shares at
     December 31, 1998 and September 30, 1999, respectively           39,773         40,518
  Notes receivable from shareholders                                     (15)            --
  Accumulated deficit                                                (19,749)       (22,642)
  Deferred compensation                                                  (56)            --
  Accumulated comprehensive income (loss)                               (188)           374
                                                                    --------       --------
          Total shareholders' equity                                  19,765         18,250
                                                                    --------       --------
          Total liabilities and shareholders' equity                $ 33,125       $ 33,944
                                                                    ========       ========

        The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                 Three Months Ended Sept 30,      Nine Months Ended Sept 30,
                                                                 ----------------------------     --------------------------
                                                                   1998             1999             1998          1999
                                                                 -------       --------------       -------       -------
Revenues:
  Products                                                       $ 2,524       $        5,776       $10,019       $14,456
  Services                                                         2,736                3,600         6,339         9,816
                                                                 -------       --------------       -------       -------
         Total revenues                                            5,260                9,376        16,358        24,272
                                                                 -------       --------------       -------       -------
Cost of revenues:
  Products                                                           509                  990         1,746         2,340
  Services                                                         1,518                2,215         3,372         6,549
                                                                 -------       --------------       -------       -------
         Total cost of revenues                                    2,027                3,205         5,118         8,889
                                                                 -------       --------------       -------       -------
Gross profit                                                       3,233                6,171        11,240        15,383
                                                                 -------       --------------       -------       -------
Operating expenses:
  Engineering                                                      1,309                1,421         4,238         4,227
  Sales and marketing                                              3,388                3,638         9,960        10,466
  Administration                                                     859                1,119         2,472         3,456
                                                                 -------       --------------       -------       -------
         Total operating expenses                                  5,556                6,178        16,670        18,149
                                                                 -------       --------------       -------       -------
Loss from operations                                              (2,323)                  (7)       (5,430)       (2,766)
  Gain / (loss) from currency fluctuations                           378                  (50)          301          (631)
  Interest income                                                    212                  205           783           623
                                                                 -------       --------------       -------       -------
  Income / (loss) before income taxes and minority interest       (1,733)                 148        (4,346)       (2,774)
  Provision for income taxes                                          77                   36           114           114
                                                                 -------       --------------       -------       -------
  Income / (loss) before minority interest                        (1,810)                 112        (4,460)       (2,888)
  Minority interest                                                   19                   24            19             5
                                                                 -------       --------------       -------       -------
Net income / (loss)                                              $(1,829)      $           88       $(4,479)      $(2,893)
                                                                 =======       ==============       =======       =======
Net income/(loss) per share, basic                               $ (0.19)      $         0.01       $ (0.46)      $ (0.28)
                                                                 =======       ==============       =======       =======
Weighted average shares outstanding, basic                         9,819               10,379         9,767        10,251
                                                                 =======       ==============       =======       =======
Net income/(loss) per share, diluted                             $ (0.19)      $         0.01       $ (0.46)      $ (0.28)
                                                                 =======       ==============       =======       =======
Weighted average shares outstanding, diluted                       9,819               10,576         9,767        10,251
                                                                 =======       ==============       =======       =======

       The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   Nine Months Ended September 30
                                                                   ------------------------------
                                                                         1998           1999
                                                                       --------       --------
                                                                             (Unaudited)
Cash flows from operating activities:
  Net loss                                                             $ (4,478)      $ (2,893)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
    Provision for doubtful accounts, returns and price protection           569            (69)
    Depreciation and amortization                                           840            827
    Amortization of deferred compensation                                    56             56
    Minority interest                                                        --            (19)
    (Increase) / decrease in:
      Trade accounts receivable                                            (998)           961
      Other current assets                                                 (702)        (1,074)
      Other assets                                                         (116)          (372)
    Increase / (decrease) in:
      Accounts payable                                                      233             97
      Accrued expenses                                                      417          1,278
      Deferred revenues                                                   2,164            717
      Other current liabilities                                             120             --
      Other long-term liabilities                                           183             24
                                                                       --------       --------
      Net cash used by operating activities                              (1,712)          (467)
                                                                       --------       --------

Cash flows from investing activities:

  Cash paid for acquisition, net of cash acquired                          (917)            --
  Purchase of property and equipment                                       (413)          (821)
  Purchase of marketable securities                                     (30,209)       (15,678)
  Sale of marketable securities                                          27,491         15,124
  Marketable securities at maturity                                       3,999          1,000
                                                                       --------       --------
      Net cash used by investing activities                                 (49)          (375)
                                                                       --------       --------

Cash flows from financing activities:

  Proceeds from the sale of stock                                           321            706
                                                                       --------       --------
      Net cash provided by financing activities                             321            706
                                                                       --------       --------
Effect of exchange rate changes on cash                                    (510)           738
                                                                       --------       --------
      Net increase / (decrease) in cash                                  (1,950)           602
Cash and cash equivalents, beginning of period                           10,784          9,656
                                                                       --------       --------
Cash and cash equivalents, end of period                               $  8,834       $ 10,258
                                                                       ========       ========

        The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                           ------------------        ---------------------
                                                             1998        1999          1998          1999
                                                           -------       ----        -------       -------
                                                                           (Unaudited)
Net income/(loss)                                          $(1,829)      $ 88        $(4,478)      $(2,893)

Loss from unrealized holdings                                   --        (54)            --           (54)

Income/(loss) from foreign currency translation               (391)       110           (326)          616
                                                           -------       ----        -------       -------
Comprehensive income/(loss)                                $(2,220)      $144        $(4,804)      $(2,331)
                                                           =======       ====        =======       =======

       The accompanying notes are an integral part of these consolidated financial statements

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by ISOCOR (the "Company"), pursuant to the regulations of the U.S. Securities and Exchange Commission, but are not audited. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position at September 30, 1999, the consolidated statements of operations and of comprehensive income for the three and nine month periods ended September 30, 1998 and 1999, and the consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1999. These interim statements do not include all of the disclosures required by generally accepted accounting principles for annual statements.

The statements of operations and cash flows for the 1999 interim periods are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K as of December 31, 1998, as filed with the Securities and Exchange Commission.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company's accounts receivable are derived from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any unusual credit-related losses. At December 31, 1998 and September 30, 1999, customers in the United States, Ireland and rest of Europe represented 25%, 34% and 41%, and 21%, 36% and 43%, respectively, of the Company's net accounts receivable. At December 31, 1998 and September 30, 1999, the Company held balances in U.S. banks of approximately $1,805,000 and $1,573,000, respectively, which exceeded federally insured limits. Cash equivalents and marketable securities are managed by major investment firms in accordance with the Company's investment policy.

Revenue recognition

In January 1998, the Company adopted the AICPA Accounting Standards Executive Committee Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9. SOP 97-2, as amended, supercedes the previous software revenue recognition standard, SOP 91-1. For software contracts not requiring software modification, the Company generally recognizes product revenue when all the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determinable, and (4) collectibility is probable. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license using contract accounting. Deferred revenues represent the difference between amounts invoiced and amounts recognized as revenues under software development and maintenance agreements. The Company recognizes service revenues from customer support and maintenance fees ratably over the term of the service period, which is typically 12 months. Payments for maintenance fees are generally made in advance. The Company recognizes service revenues from training activities as the services are provided.

Segment reporting

The Company operates in a single reportable segment, the development, marketing and support of electronic messaging and directory infrastructure software. The Company's operations consist of engineering, sales and marketing, administration and support in both the United States and Europe.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

2. ACQUISITIONS

On July 15, 1998, the Company acquired a 60 percent interest in System Wizards S.p.A., which is primarily a services company, and also distributes the Company's products in Italy, for $933,000 of which $720,000 was paid in cash at closing and $213,000 will be paid in installments through July 2000. $165,000 is included in other current liabilities and $48,000 is included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 1998 and September 30, 1999 for these remaining installments. The Company accounted for this transaction as a purchase and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their fair value. The $843,000 paid in excess of the net assets acquired has been allocated to goodwill, which is being amortized using the straight line method over an estimated life of five years and is included in other assets in the accompanying consolidated balance sheets as of December 31, 1998 and September 30, 1999, net of accumulated amortization of $79,000 and $205,000, respectively. The Company is committed to purchase the remaining 40% of System Wizards within the period of January 1, 2000 and December 31, 2001 for a contingent amount based on revenues and net profits of System Wizards for the four quarters preceding exercise of the Company's option to purchase the remaining 40%, subject to various adjustments and maximums. The results of operations for this investment have been included in the consolidated statements of operations for the period subsequent to the acquisition and were insignificant prior to the acquisition.

In October 1995, the Company acquired a 60 percent interest in a sales and distribution company located in Switzerland for 29,658 shares of Preferred Series B stock and $279,000 in cash. The transaction was recorded as a purchase and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their fair values. The $355,000 paid in excess of the net assets acquired is being amortized using the straight line method over an estimated useful life of five years and is included in other assets in the accompanying consolidated balance sheets as of December 31, 1998 and September 30, 1999, net of accumulated amortization of $188,000 and $212,000, respectively. The Company is committed to purchase the remaining 40 percent of this sales and distribution company prior to January 8, 2000, at a price approximating net revenues for the four quarters preceding the Company's exercise of its option to purchase the remaining 40%, subject to various adjustments and maximums. The Company has estimated the cost to acquire the remaining 40% to be $1,000,000. This estimate is included in other assets and accrued expenses in the accompanying consolidated balance sheet as of September 30, 1999. A final purchase price allocation to the net assets acquired will be made in the first quarter of 2000. The pro forma effect of acquiring the remaining minority interest to the results of operations is immaterial.

3. MARKETABLE SECURITIES

The Company held the following positions as of December 31, 1998 and September 30, 1999 (dollars in thousands):

                                                 December 31, 1998     September 30, 1999
                                                 -----------------     ------------------
                                                                           (Unaudited)
Corporate notes...........................            $9,456                 $5,030
U.S. Government obligations...............                 0                  3,979
                                                      ------                 ------
                                                      $9,456                 $9,009
                                                      ======                 ======

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

4. ACCOUNTS RECEIVABLE

Trade accounts receivable, net of allowances as of December 31, 1998 and September 30, 1999 were as follows (dollars in thousands):

                                                 December 31, 1998     September 30, 1999
                                                 -----------------     ------------------
                                                                           (Unaudited)
Accounts receivable.......................           $11,035                $ 9,384
Less: Allowance for doubtful accounts,
returns and price protection..............            (2,135)                (1,953)
                                                     -------                -------
                                                     $ 8,900                $ 7,431
                                                     =======                =======

5. ACCRUED EXPENSES

Accrued expenses at December 31, 1998 and September 30, 1999 were (dollars in thousands):

                                                 December 31, 1998     September 30, 1999
                                                 -----------------     ------------------
                                                                           (Unaudited)
Salaries and related expenses.............            $1,262                 $1,859
Payable to shareholder (See Footnote 2)...                --                  1,000
Royalties.................................               401                    503
Commissions...............................               461                    738
Other.....................................             2,510                  2,782
                                                      ------                 ------
                                                      $4,634                 $6,882
                                                      ======                 ======

6. INCOME TAXES

The sources of income/(loss) before income taxes for the three and nine months ended September 30, 1998 and 1999 are as follows (dollars in thousands):

                           Three months ended           Nine months ended
                              September 30,              September  30,
                         ---------------------       ---------------------
                           1998          1999          1998          1999
                         -------       -------       -------       -------
United States            $(1,807)      $  (982)      $(3,461)      $(2,617)
Foreign                       74         1,130          (884)         (157)
                         -------       -------       -------       -------
Income/(loss)
before income taxes
and minority
interest                 $(1,733)      $   148       $(4,345)      $(2,774)
                         =======       =======       =======       =======

On an interim basis, the Company provides for income taxes using its estimated effective tax rate for the year for foreign and domestic source income. As of September 30, 1999, there are net operating loss carryforwards, which remain in certain foreign jurisdictions. The taxes provided relate primarily to certain foreign source income.

7. PER SHARE INFORMATION

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

if all dilutive potential common shares had been issued. Potential common shares related to stock options are excluded from the computation when their effect is antidilutive. Common shares related to stock options that are antidilutive amounted to approximately 2,369,331 at September 30, 1998. For the nine months ended September 30, 1999, there were approximately 1,999,687 common shares related to stock options that are antidilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three and nine months ended September 30, 1998 and 1999 (in thousands).

                                        Three Months Ended          Nine Months Ended
                                          September 30,              September 30,
                                       --------------------       ---------------------
                                         1998         1999          1998          1999
                                       -------       ------       -------       -------
Numerator:
  Net income/(loss) numerator
  for basic and diluted EPS:           $(1,829)      $   88       $(4,478)      $(2,893)
                                       -------       ------       -------       -------

Denominator:
 Denominator for basic EPS-
  weighted average shares                9,819       10,379         9,767        10,251
 Effect of dilutive securities:
    Stock options                           --          197            --            --
                                       -------       ------       -------       -------
Denominator for diluted EPS-
  adjusted weighted average
  shares and assumed conversions:        9,819       10,576         9,767        10,251
                                       =======       ======       =======       =======

8. RELATED PARTY TRANSACTIONS

Included in revenues for the three months ended September 30, 1998 and 1999 was approximately $39,000 and $328,000, respectively, relating to product sales to, and software maintenance agreements with, an affiliate of a shareholder. Revenues from this same affiliate for the nine months ended September 30, 1998 and 1999 were approximately $231,000 and $584,000, respectively. Included in accounts receivable as of December 31, 1998 and September 30, 1999 was $82,000 and $309,000, respectively, relating to this affiliate.

Revenues from a distributor who is a shareholder for the nine months ended September 30, 1998 and 1999 were approximately $45,000 and $0, respectively. In the three months ended September 30, 1998 and 1999, there were no such revenues from this same distributor.

Included in other assets as of September 30, 1999 was $500,000 for a loan to Paul Gigg, Chief Executive Officer and $14,000 in accrued interest. The loan was made pursuant to his relocation to the Los Angeles area and is collateralized by real property currently owned by Mr. Gigg. Included in interest income for the three months ended September 30, 1999 was approximately $6,000.

9. SUBSEQUENT EVENT

On October 20, 1999, Critical Path, Inc. signed a definitive acquisition agreement to acquire the Company in an all stock transaction. Shareholders of the Company will receive 0.4707 shares of Critical Path, Inc. common stock for each share of the Company. This transaction is expected to close in the spring of 2000, subject to various conditions including approval by the Company's shareholders.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained in this Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could affect results include uncertainty related to the proposed acquisition of the Company by Critical Path, Inc.; the mix of business between products and services; the type and size of customers doing business with the Company and the structure of those transactions, their product and services requirements and the impact of the timing of revenues relative to expenses; timely development, introduction and acceptance of new products and enhancements to existing products in evolving markets; continued broad deployment and use of the Internet for electronic messaging; expansion of the Company's ability to consummate relationships with alliance partners; the impact of competitive announcements and products; the rate of growth of the markets in which the Company competes; acquisition activities and the ability to integrate acquired businesses successfully; the impact of changes in accounting standards; the effect and rate of change in standards and platforms for messaging products; the risks associated with the Year 2000 issue on the Company's software products, internal IT systems, vendors and customers, as well as the risk factors listed from time to time in the Company's US Securities and Exchange Commission (SEC) reports, including but not limited to the report on Form 10-K for the year ended December 31, 1998, and/or Form 10-Q for the quarters ended in 1999, copies of which are available from ISOCOR's Investor Relations Department or through the Electronic Data Gathering, Analysis and Retrieval system (EDGAR) at www.sec.gov. The Company assumes no obligation to update the forward-looking statements contained herein.

On October 20, 1999, the Company, Critical Path, Inc., a California corporation ("Parent"), and Initialize Acquisition Corp., a California corporation and wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") providing for the acquisition of the Company by Parent. See "Pending Acquisition of the Company" below.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

        Revenues. Total revenues were $9,376,00 and $5,260,000 for the three months ended September 30, 1999 and 1998, respectively, representing an increase in 1999 of 78% over the same period one year ago.

        On a geographic basis, revenues from North America sources accounted for 37% and 12% of total revenues, while revenues in the Company's European marketplace accounted for 58% and 78% of total revenues in the three months ended September 30, 1999 and 1998, respectively. The remaining 5% and 10% of revenues in the three months ended September 30, 1999 and 1998, respectively, were generated from sources outside North America and Europe, primarily from Asia and South America.

        The Company's volume of orders for the three months ended September 30, 1999 was approximately $9 million. The backlog is expected to flow into revenues throughout the remainder of 1999 and into early 2000 subject to satisfying the requirements of the contracts. This compares to a backlog of orders at September 30, 1998 of $4 million. The Company's worldwide business is evolving to include more customers who are implementing larger-scale software systems. These systems take more time to design, configure and implement. This evolution has a delaying impact on the speed at which the Company recognizes its revenues, such that larger projects will be recognized as revenue over several quarters.

        Product revenues were $5,776,000 and $2,524,000 for the three months ended September 30, 1999 and 1998, respectively. ISOCOR's Internet Messaging product line consists primarily of the N-PLEX products, which accounted for $3,162,000 or 55% of total product revenues in the three months ended September 30, 1999, more than doubling from the $1,204,000 level for the three months ended September 30, 1998. Directory revenues accounted for $1,825,000 or 32% of total product revenues in the three months ended September 30, 1999, increased by 382% from the three months ended September 30, 1998

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

level of $379,000 or 15% of total product revenues. The remainder of total product revenues in the three months ended September 30, 1999 and 1998 relate primarily to ISOCOR's older non-Internet related product lines.

        Service revenues were $3,600,000 and $2,736,000 for the three months ended September 30, 1999 and 1998, respectively. The 32% increase from 1998 to 1999 resulted primarily from increased customer demand for solutions incorporating both products and professional services.

        Cost of Revenues. Cost of product revenues consists primarily of media duplication, manuals and packaging materials and personnel and facility costs associated with the assembly operation, costs of hardware purchased from third party vendors and third party royalties relating to licensed technology. The increase in cost of product revenues to $990,000 in the three months ended September 30, 1999 from $509,000 in the three months ended September 30, 1998, respectively, resulted primarily from higher third party royalties related to increased volumes sold of certain of its Internet-related royalty-bearing products.

        Cost of service revenues consists primarily of personnel-related costs of providing custom services and software support and update services. The increase in cost of service revenues to $2,215,000 for the three months ended September 30, 1999 from $1,518,000 for the three months ended September 30, 1998 resulted primarily from increased personnel-related costs associated with supporting a higher level of service revenues.

        Gross Profit. Gross profit was $6,171,000 and $3,233,000 for the three months ended September 30, 1999 and 1998, respectively, representing 66% and 61% of revenues for those same periods, respectively. The principal reason for the increase in gross margin percentage between 1998 and 1999 is an increasing percentage of total revenues with its associated higher gross margins partially offset by decreased services gross margins.

        Gross profit from product sales was $4,786,000 and $2,015,000 for the three months ended September 30, 1999 and 1998, respectively. This represents 83% and 80% of product sales for the three months ended September 30, 1999 and 1998, respectively. The increase in gross profit percentage between the periods was due to the fixed cost components of cost of sales spread over a higher product revenue base in the three months ended September 30, 1999 versus September 30, 1998.

        Gross profit from services was $1,385,000 and $1,218,000 for the three months ended September 30, 1999 and 1998, respectively, representing 38% and 45% of services revenues for those same periods, respectively. The decrease in gross profit percentage between the periods was primarily driven by increased levels of personnel, and thus associated costs, required to provide these services.

        Engineering. Engineering expenses were $1,421,000 and $1,309,000 for the three months ended September 30, 1999 and 1998, respectively, representing 15% and 25% of revenues for those same periods, respectively. The percentage decrease is principally driven by the higher revenue base in the three months ended September 30, 1999 versus September 30, 1998.

        Sales and Marketing. Sales and marketing expenses were $3,638,000 and $3,388,000 for the three months ended September 30, 1999 and 1998, respectively, representing 39% and 64% of revenues for those same periods, respectively. The absolute increase is primarily attributable to increased operating expenses associated with recruiting and commissions based on higher revenues. The percentage decrease is principally driven by the higher revenue base in the three months ended September 30, 1999 versus September 30, 1998.

        Administration. Administration expenses were $1,119,000 and $859,000 for the three months ended September 30, 1999 and 1998, respectively, representing 12% and 16% of revenues for those same periods, respectively. The absolute increase is primarily attributable to the increased operating expenses associated with increased consulting and outside service fees. The percentage decrease is principally driven by the higher revenue base in the three months ended September 30, 1999 versus September 30, 1998.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

        (Income) loss from currency fluctuations. (Income) loss from currency fluctuations was $50,000 and $(378,000) for the three months ended September 30, 1999 and 1998, respectively. The fluctuation during these periods resulted principally from changes in foreign currency exchange rates.

        Interest income. Interest income was $205,000 for the three months September 30, 1999 as compared with $212,000 in the same period in 1998.

        Provision for Income Taxes. The income tax provision was $36,000 and $77,000 for the three months ended September 30, 1999 and 1998, respectively, on a pre-tax gain/(loss) of $148,000 and ($1,733,000) for the three months ended September 30, 1999 and 1998, respectively, which resulted from taxes on the Company's foreign operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

        Revenues. Total revenues were $24,272,000 and $16,358,000 for the nine months ended September 30, 1999 and 1998, respectively, representing an increase in 1999 of 48% over the same period one year ago. Revenues from domestic sources accounted for approximately 32% and 27% of total revenues in the nine months ended September 30, 1999 and 1998, respectively, while the Company's European marketplace revenues accounted for 59% and 60%, respectively, of the Company's total revenues in the same periods. The remaining 9% and 13% of revenues in the three months ended September 30, 1999 and 1998, respectively, were generated from sources outside North America and Europe, primarily from Asia and South America.

        Product revenues were $14,456,000 and $10,019,000 for the nine months ended September 30, 1999 and 1998, respectively. ISOCOR's Internet Messaging product line consists primarily of the N-PLEX products, which accounted for $7,381,000 or 51% of total product revenues in the nine months ended September 30, 1999, up from the nine months ended September 30, 1998 level of $4,938,000 or 49% of total product revenues. Directory revenues accounted for $3,747,000 or 26% of total product revenues in the nine months ended September 30, 1999, up from the nine months ended September 30, 1998 level of $1,484,000, or 15% of product revenues. The Company's worldwide Internet Messaging and Directory business includes customers who are implementing large-scale/complex software systems. These systems take time to design, configure and implement. This has a delaying impact on the speed at which the Company recognizes its revenues, such that large projects will be recognized as revenue over several quarters.

        In the nine months ended September 30, 1999 and 1998 product revenues driven by the demand for non-Internet related solutions were $3,329,000 and $3,597,000 of product revenues, respectively. This slight decrease was primarily due to decreased volumes of the Company's products relating to a continuing shift in market demand away from the Company's older non-Internet related product lines, partially offset by increased prices. The Company believes that this marketplace and the related revenues will continue to decline slowly through the remainder of 1999 and beyond.

        Service revenues were $9,816,000 and $6,339,000 for the nine months ended September 30, 1999 and 1998, respectively. The 55% increase from 1998 to 1999 resulted primarily from increased volumes of software support and update services; increased levels of custom services revenues largely driven by the increased customer demand for ISOCOR's solutions incorporating both products and services; and to a lesser extent due to the increased capabilities provided by the Company's acquisition of a 60% interest in an Italy-based services company in the third quarter of 1998.

        Cost of Revenues. Cost of product revenues consists primarily of costs of media duplication, manuals and packaging materials, hardware purchased from third party vendors and third party royalties relating to licensed technology. The increase in cost of product revenues to $2,340,000 from $1,746,000 in

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

the nine months ended September 30, 1999 to September 30, 1998, respectively, resulted primarily from increased hardware purchased from third party vendors.

        Cost of service revenues consists primarily of personnel-related costs of providing custom services and software support and update services. The increase in cost of service revenues from $3,372,000 for the nine months ended September 30, 1998 to $6,549,000 for the nine months ended September 30, 1999 resulted from increased personnel and related costs associated with supporting a higher level of service revenues and includes the services cost of sales attributable to the Company's acquisition of a 60% interest in System Wizards, S.p.A. in the third quarter of 1998.

        Gross Profit. Gross profit was $15,383,000 and $11,240,000 for the nine months ended September 30, 1999 and 1998, respectively, representing 63% and 69% of revenues for those same periods, respectively. The decrease in gross profit percentage between the periods was driven primarily by the change in services gross margin.

        Gross profit from product sales was $12,116,000 and $8,273,000 for the nine months ended September 30, 1999 and 1998, respectively, representing 84% and 83% of product sales for the nine months ended September 30, 1999 and 1998, respectively. The slight increase in the gross profit percentage is due to the fixed cost component of costs of sales spread over a higher product revenue base for the nine months ended September 30, 1999 versus September 1998.

        Gross profit from services was $3,267,000 and $2,967,000 for the nine months ended September 30, 1999 and 1998, respectively, representing 33% and 47% of services revenues for those same periods, respectively. The decrease in gross profit percentage between the periods was primarily driven by increased levels of personnel required to provide these services, partially attributable to the Company's acquisition of a 60% interest in System Wizards, S.p.A. in the third quarter of 1998.

        Engineering. Engineering expenses were $4,227,000 and $4,238,000 for the nine months ended September 30, 1999 and 1998, respectively, representing 17% and 26% of revenues for those same periods, respectively. The percentage decline in engineering expenses is affected by the higher revenue in the nine months ended September 30, 1999.

        Sales and Marketing. Sales and marketing expenses were $10,466,000 and $9,960,000 for the nine months ended September 30, 1999 and 1998, respectively, representing 43% and 61% of revenues for those same periods, respectively. The absolute increase in sales and marketing expenses resulted principally from operating expenses associated with higher commissions on higher revenues for the nine months ended September 30, 1999 versus 1998 and partially from the Company's acquisition of a 60% interest in an Italy based services company in the third quarter of 1998. The decrease in sales and marketing expenses as a percentage of revenues is affected by the higher revenue in the nine months ended September 30, 1999.

        Administration. Administration expenses were $3,456,000 and $2,472,000 for the nine months ended September 30, 1999 and 1998, respectively, representing 14% and 15% of revenues for those same periods, respectively. The absolute increase in administration expenses resulted principally from the increased operating expenses associated with increased consulting and professional service fees and partially attributable to the increased operating expenses associated with the Company's acquisition of a 60% interest in System Wizards, S.p.A. in the third quarter of 1998.

        (Income) loss from currency fluctuations. (Income) loss from currency fluctuations was $631,000 and $(301,000) for the nine months ended September 30, 1999 and 1998, respectively. The fluctuation during these periods resulted principally in Ireland due to the strength of the US dollar against local currencies.

        Interest income. Interest income was $623,000 for the nine months ended September 30, 1999 as compared with $784,000 in the same period in 1998. The decrease is primarily related to decreased levels of marketable securities during the first six months of 1999 as compared to the same period in 1998.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

        Provision for Income Taxes. The income tax provision was $114,000 for both the nine months ended September 30, 1999 and 1998, on pre-tax losses of $2,774,000 and $4,345,000, which resulted from taxes on the Company's foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash usage from operating activities of $467,000 and $1,712,000 for the nine months ended September 30, 1999 and 1998, respectively, decreased period over period by $1,245,000. Operating cash flows for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 were positively affected by an increased cash flow relative to a decreased operating loss (net of adjustments due to depreciation and amortization and the provision for doubtful accounts, returns and price protection) and decreased level of trade accounts receivable offset by increased level of accrued expenses, deferred revenues and other current assets. Cash flow from operations can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

As of September 30, 1999, total accounts receivable, net was $7,431,000 versus $8,900,000 at December 31, 1998. The lower accounts receivable balance at September 30, 1999 is partially attributable to increased cash collections in the nine months ended at that same date. Certain portions of the Company's larger sales have payment terms up to 120 days, thus slowing the cash flow cycle, and the company expects that future large sales will follow the same pattern. The Company does not believe these payment terms are likely to have a material adverse effect on the collectibility of the related receivables.

As of September 30, 1999, the Company had a balance of $10,258,000 in cash and cash equivalents, and a balance of $9,009,000 in marketable securities. The Company believes that these existing capital resources will be adequate to finance the Company's operations and capital expenditures through at least the end of 2000.

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

The Company relies on a variety of internal computer systems, as well as services provided by third parties, in the operation of its business. The Company has substantially completed its assessment of the impact of the year 2000 problem upon such systems, and does not believe that any of such systems are mission-critical to the Company's business operations such that a failure in such systems would have an immediate adverse effect on the Company's business, financial condition or results of operations. At this time, the Company believes that its systems are year 2000 compliant and is in the final stages of completing the process of taking steps or monitoring the actions of its suppliers with respect to those systems. The Company's internal systems run on personal computers and microprocessor-based computer servers set up in a workstation environment and should not be susceptible to universal failures. Were system failures to occur as a result of the year 2000 issue, the Company believes that its on-site engineers and technical personnel would be able to address and resolve such issues prior to the occurrence of any material adverse effect on the Company's business operations. The failure of certain of the systems upon which the Company relies, such as payroll and banking services, could, however, be disruptive to the Company's business operations if such systems

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

were unavailable for an extended period of time. The Company is in the final stages of completing its process of making inquiries with the providers of such types of services to determine their year 2000 readiness. The Company believes that its business operations would not be materially adversely effected by short disruptions in such services and that the providers of such services (who also typically service many other business customers) will take steps to rectify any failures as soon as possible. More generally, the Company does not believe that its risks with regard to failures in the power grid or general communications, building security and similar systems place the Company in a unique position relative to year 2000 issues as compared to other businesses.

The Company is in the final stages of testing and upgrading, where necessary, of the current versions of its currently-offered software products to address the year 2000 issue and year 2000 compliant versions of its current products are available. The Company believes that a number of its older or obsolete products and/or versions are not year 2000 compliant, and the Company currently does not intend to update such products or versions. The Company has taken and plans to continue to take appropriate steps to notify its customers and distribution channels about the year 2000 issues associated with the Company's older and discontinued products. The Company maintains on its website a list of the Company's current year 2000-compliant products (by product and version number). Customers under current support and maintenance agreements with the Company are entitled to upgrade to a year 2000-compliant replacement product. The Company has completed a mailing to its customers under support and maintenance agreements and has conducted a general customer mailing (including the Company's distribution channels and customers not under maintenance and support agreements) regarding the Company's year 2000 upgrade plans and the possible solutions. The Company has given certain of its customers warranties with respect to year 2000 compliance and may have to offer updates, workarounds or replacement products to those customers. Through its website, the Company is encouraging customers not under support and maintenance agreements to contact the Company regarding possible upgrades or migration paths to address year 2000 issues. In addition to the information contained on the Company's website, the Company's regular newsletter contains similar information regarding year 2000 issues. In certain cases, however, customers may need to make hardware and/or operating system changes in order to implement a year 2000 solution. In other cases, the Company will not be able to offer a solution. In the event that any of the products that the Company has made year 2000-compliant suffer unanticipated failures as a result of year 2000 problems, the Company would deploy its engineering and technical support resources to implement a solution.

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

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

PENDING ACQUISITION OF THE COMPANY

The Reorganization Agreement the Company has entered into with Critical Path, Inc., a California corporation ("Parent") and Initialize Acquisition Cap, a California corporation and wholly owned subsidiary of Parent ("Merger Sub") sets forth the terms and conditions of the proposed merger of Merger Sub with and into the Company (the "Merger"). Upon effectiveness of the Merger, each outstanding share of common stock, no par value, of the Company (the "Company Common Stock"), other than shares held by the Company, Parent or any subsidiary thereof or shares qualifying as dissenting shares pursuant to the California Corporations Code, will be converted into the right to receive 0.4707 of a share of common stock, no par value, of Parent (the "Parent Common Stock"). As a result of the Merger, the Company will become a wholly owned subsidiary of Parent. The parties intend for the Merger to be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and as a "purchase" for accounting purposes.

Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including (1) approval by the shareholders of the Company of the Reorganization Agreement, a related agreement of merger and the Merger; (2) effectiveness of a registration statement registering with the Securities and Exchange Commission the shares of Parent Common Stock to be issued in the Merger to the shareholders of the Company; (3) approval of the listing of such shares of Parent Common Stock by The Nasdaq Stock Market; (4) expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (5) less than 5% of the outstanding shares of the Company Common Stock having qualified as dissenting shares under the California Corporations Code; (6) effectiveness of employment offer letters between Parent and each of certain officers and employees of the Company and the execution and delivery by such persons of Covenants Not to Compete or Solicit with Parent; and (7) certain other customary conditions.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

Pursuant to an employment offer letter executed by Parent and Paul Gigg, President and Chief Executive Officer of the Company, after the Merger Paul Gigg will become Executive Vice President and Chief Operating Officer of Parent. Upon effectiveness of the Merger, outstanding director and employee options to purchase Company Common Stock will be assumed by Parent and become options to purchase shares of Parent Common Stock. The exercise price and number of shares of Company Common Stock subject to each such option will be appropriately adjusted to reflect the Exchange Ratio. Also a result of the Merger, each outstanding purchase right under the Company's Employee Stock Purchase Plan will become a right to purchase a number of shares of Parent Common Stock equal to the Exchange Ratio.

Pursuant to a Stock Option Agreement, dated as of October 20, 1999 (the "Option Agreement"), between the Company and Parent, the Company has granted Parent an option (the "Option") to purchase up to 19.9% of the outstanding Company Common Stock. The Option is exercisable under certain circumstances following the termination of the Reorganization Agreement.

The Reorganization Agreement contains an $11,484,800 termination fee payable by the Company to Parent under certain circumstances in connection with the termination of the Reorganization Agreement. Such termination fee plus any amounts payable to Parent by the Company in cancellation of the Option pursuant to the Option Agreement may not exceed $14,355,800. In the event that a termination fee is payable, the Company must reimburse up to $2 million of Parent's expenses incurred in connection with the Reorganization Agreement.

Subject to satisfaction (or waiver) of the various conditions to completion of the Merger, the Company currently anticipates that the Merger will become effective during the first quarter of 2000.

                                     ISOCOR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a) Quantitative Information About Market Risk

        The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains an investment policy designed to ensure the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. As of September 30, 1999, the Company had $10,258,000 of cash and cash equivalents and $9,009,000 in short-term investments with a weighted average variable rate of 3.43% and 5.14%, respectively.

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

                                           ISOCOR

Date: November 12, 1999                    By: /s/ JANINE M. BUSHMAN
                                              ---------------------------------
                                              Janine M. Bushman, Vice President,
                                              Finance and Administration, and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number               Exhibits                       Page
-------              --------                       ----
 27.1         Financial Data Schedule................22